Form 10-Q
period 2004-09-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2004-11-12
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number of Registrant and each Co-Registrant)	(I.R.S. Employer Identification No.)

Norcraft Holdings, L.P.
Norcraft Companies, L.P.
(Exact name of registrants as specified in their charters)
Delaware	2434	75-3132727
Delaware	2434	36-4231718

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(800) 297-0661

(Address, including zip code and telephone number, including area code of Registrant’s and Co-Registrants’ principal executive offices)

Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Norcraft Companies L.P.

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(800) 297-0661

(Names, address, including zip code and telephone number, including area code of Agents for Service)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us”, and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

	Consolidated Balance Sheets – December 31, 2003 and September 30, 2004	3

	Norcraft Holdings, L.P. Consolidated Statements of Income – Three months ended September 30, 2004 and 2003; Nine months ended September 30, 2004 and 2003	4

	Norcraft Companies, L.P. Consolidated Statements of Income – Three months ended September 30, 2004 and 2003; Nine months ended September 30, 2004 and 2003	5

	Consolidated Statement of Changes in Members’ Equity – Nine months ended September 30, 2004	6

	Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2003	7

	Notes to Consolidated Financial Statements – September 30, 2004	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	17

Item 4.	Disclosure Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

SIGNATURE		19

This combined Form 10-Q is separately filed by Norcraft Holdings, L.P., Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	Norcraft Holdings, L.P. (Successor)		Norcraft Companies, L.P. (Successor)
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$237	$2,583	$237	$2,583
Trade accounts receivable, net	36,888	24,063	36,888	24,063
Inventories	23,804	16,948	23,804	16,948
Prepaid expenses	1,064	2,000	1,064	2,000

Total current assets	61,993	45,594	61,993	45,594

Property, plant and equipment, net	34,616	32,168	34,616	32,168

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	62,781	66,131	62,781	66,131
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	12,978	11,509	9,638	11,509
Display cabinets, net	5,773	3,861	5,773	3,861
Deposits	88	120	88	120

Total other assets	279,079	279,080	275,739	279,080

Total assets	$375,688	$356,842	$372,348	$356,842

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$5,000	$—	$5,000
Book overdrafts payable	1,666	—	1,666	—
Accounts payable	10,011	6,704	10,011	6,704
Accrued expenses	24,630	23,375	24,630	23,375
Members’ distribution payable	549	—	549	—

Total current liabilities	36,856	35,079	36,856	35,079
Long-term debt	261,787	190,000	180,500	190,000
Members’ equity	77,045	131,763	154,992	131,763

Total liabilities and members’ equity	$375,688	$356,842	$372,348	$356,842

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

(in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Net sales	$89,186	$69,654	$245,869	$190,049

Cost of sales	62,069	46,780	166,695	127,170

Gross profit	27,117	22,874	79,174	62,879

Selling, general and administrative expenses	14,751	11,536	43,262	32,549
Other	—	4,129	—	4,129

Income from operations	12,366	7,209	35,912	26,201

Other expense (income):
Interest expense	5,046	355	13,023	1,319
Amortization of deferred financing costs	654	83	1,898	249
Other, net	1	185	(88)	563

	5,701	623	14,833	2,131

Net income	$6,665	$6,586	$21,079	$24,070

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Income

(in thousands)

(unaudited)

	Norcraft Companies L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Net sales	$89,186	$69,654	$245,869	$190,049

Cost of sales	62,069	46,780	166,695	127,170

Gross profit	27,117	22,874	79,174	62,879

Selling, general and administrative expenses	14,751	11,536	43,262	32,549
Other	—	4,129	—	4,129

Income from operations	12,366	7,209	35,912	26,201

Other expense (income):
Interest expense	4,093	355	12,070	1,319
Amortization of deferred financing costs	627	83	1,871	249
Other, net	1	185	(88)	563

	4,721	623	13,853	2,131

Net income	$7,645	$6,586	$22,059	$24,070

See notes to condensed consolidated financial statements.

Norcraft Holdings, L.P.

Condensed Consolidated Statements of Changes in Members’ Equity

(in thousands)

(unaudited)

Successor Basis

	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
Members’ equity at December 31, 2003	$131,763	$131,763
Issuance of members interest	3,529	3,529
Distribution to members	(77,182)	(215)
Repurchase of members interest	(68)	(68)
Tax dividend accrual	(1,985)	(1,985)
Cumulative translation adjustment	(91)	(91)
Net income	21,079	22,059

Members’ equity at September 30, 2004	$77,045	$154,992

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Cash flows from operating activities:
Net income	$21,079	$24,070	$22,059	$24,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,129	2,234	3,129	2,234
Amortization:
Customer relationships	3,350	—	3,350	—
Deferred financing costs	1,898	249	1,871	249
Display cabinets	2,239	1,951	2,239	1,951
Accreted interest borrowings on senior notes	953	—	—	—
Compensation expense related to stock options	307	—	307	—
Loss on impairment of Yucca facility	—	4,129	—	4,129
(Gain) Loss on sale of equipment	(2)	107	(2)	107
Change in operating assets and liabilities:
Accounts receivable	(12,825)	(9,104)	(12,825)	(9,104)
Inventories	(6,873)	(2,015)	(6,873)	(2,015)
Prepaid expenses	936	390	936	390
Other assets	29	2	29	2
Accounts payable and accrued liabilities	7,221	5,432	7,221	5,432

Net cash provided by operating activities	21,441	27,445	21,441	27,445

Cash flows from investing activities:
Proceeds from sale of property and equipment	13	205	13	205
Purchase of property, plant and equipment	(5,644)	(1,407)	(5,644)	(1,407)
Purchase of Yucca capital lease	—	(5,000)	—	(5,000)
Purchase of display cabinets	(4,150)	(2,172)	(4,150)	(2,172)

Net cash used in investing activities	(9,781)	(8,374)	(9,781)	(8,374)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable	80,334	—	—	—
Distribution to members	(77,182)	—	—	—
Payment of financing costs	(3,367)	—	(215)	—
Book overdrafts payable	1,666	(201)	1,666	(201)
Payments on Bank Revolving Loan	(3,500)	(48,364)	(3,500)	(48,364)
Borrowings on Bank Revolving Loan	3,500	48,151	3,500	48,151
Payments on term loan	(14,500)	(6,420)	(14,500)	(6,420)
Payments on capital lease	—	(7)	—	(7)
Proceeds from issuance of member interests	553	—	553	—
Repurchase of members interests	(68)	—	(68)	—
Tax distributions to members	(1,436)	(12,185)	(1,436)	(12,185)

Net cash used in financing activities	(14,000)	(19,026)	(14,000)	(19,026)

Cumulative translation adjustment	(6)	—	(6)	—

Net (decrease) increase in cash	(2,346)	45	(2,346)	45

Cash, beginning of the period	2,583	59	2,583	59

Cash, end of period	$237	$104	$237	$104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,019	$1,444	$9,019	$1,444

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$549	$3,412	$549	$3,412

Members’ interest recorded for consideration other than cash	$2,976	$—	$2,976	$—

See notes to condensed consolidated financial statements.

Norcraft Holdings, L.P.     Norcraft Companies L.P.

Notes to Condensed Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of presentation

The unaudited consolidated financial statements of Norcraft Holdings, L.P. (“Holdings”) include the accounts of its wholly owned subsidiary, Norcraft Companies, L.P. (“Norcraft,” a separate public reporting company, together with Holdings, the “Company”). In August 2004, Holdings and Norcraft Capital Corp., a wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating proceeds of $77.9 million, net of issuance costs. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of its wholly owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 included in Norcraft’s Registration Statement on Form S-4 (File No. 333-114924) filed on September 14, 2004, and Holding’s Form S-4 (File No. 333-119696) filed on October 12, 2004. The interim condensed consolidated financial statements as of September 30, 2004 and for the nine months ended September 30, 2004 (successor) and 2003 (predecessor) include all normal recurring adjustments which management considers necessary for fair presentation. The Company was purchased on October 21, 2003. The predecessor financial statements have been presented at their historical cost basis. The successor financial statements have been prepared giving effect to the purchase transaction, including capitalization of the company in accordance with EITF 88-16, Basis in Leverage Buyout Transactions, as a partial purchase. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.

Norcraft GP, L.L.C.(“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C.

Unless separately stated, the noted herein relate to both Holdings and Norcraft.

2.	New accounting pronouncements

In January 2003, the FASB issued FIN 46, “Consideration of Variable Interest Entities an Interpretation of ARB No. 51.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have ownership in any variable interest entities and will apply the consolidated requirements of FIN 46 in future periods if we acquire an interest in a variable interest entity.

3.	Comprehensive income

Holdings’ comprehensive income was $6.8 million and $21.0 million for the three and nine months ended September 30, 2004, respectively, and $6.6 million and $24.1 million for the three and nine months ended September 30, 2003, respectively. Comprehensive income differs from net income for the three and nine months ended September 30, 2004 due to fluctuations in the unrealized loss on the foreign currency translation of Norcraft’s Canadian subsidiary.

Norcraft’s comprehensive income was $7.3 million and $22.0 million for the three and nine months ended September 30, 2004, respectively, and $6.6 million and $24.1 million for the three and nine months ended September 30, 2003, respectively. Comprehensive income differs from net income for the three and nine months ended September 30, 2004 due to fluctuations in the unrealized loss on the foreign currency translation of the Norcraft’s Canadian subsidiary.

4.	Member interest-based compensation

The Company applies Statement of Accounting Standards No. 123 in accounting for stock options and measures the compensation cost at the grant date based on the fair value of the award and recognizes the cost over the vesting period. Compensation expense related to stock options was $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, with no such expense in 2003.

During the third quarter of 2004, the Company granted its employees options to purchase 285,714 Class A limited partnership units at an exercise price of $1.44 per unit.

5.	Inventories

Inventories consist of the following:

	Successor
	September 30, 2004	December 31, 2003

Raw materials and supplies	$14,671	$11,689
Work in process	5,467	3,784
Finished goods	6,105	3,510

	26,243	18,983
Allowance for obsolescence	(2,439)	(2,035)

	$23,804	$16,948

6.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Successor		Successor
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	81,287	—	—	—
Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.25% due in 24 ascending quarterly installments with final payment of the outstanding balance due on October 20, 2010)	30,500	45,000	30,500	45,000

Total debt	261,787	195,000	180,500	195,000
Less - current portion	—	(5,000)	—	(5,000)

Long-term debt	$261,787	$190,000	$180,500	$190,000

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012. The net proceeds of this offering were used to make a distribution to Holding’s limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest will accrue on the notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

At any time on or after September 1, 2008, Holdings’ may redeem the noted, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control, it may be required to offer to purchase the notes at a purchase price equal to 101% of the accreted value, plus accrued interest.

Additionally, the terms of the notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2004, Holdings was in compliance with all such provisions.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft issued, on a joint and several basis, $150.0 million aggregate principal amount of 9% Senior Subordinated Notes due 2011. These notes were issued in conjunction with the acquisition of Norcraft by Holdings on October 21, 2003.

Concurrent with the acquisition of Norcraft by Holdings, Norcraft entered into a $70.0 million senior credit facility for up to $25.0 million in available revolver funds and a $45.0 million term loan maturing on October 21, 2008. The total available credit under the revolver at September 30, 2004 was $21.5 million.

Norcraft’s senior credit facility and senior subordinated notes, and Holdings’ senior discount notes include various financial covenants including certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the credit agreement or indentures governing such debt instruments.

As of September 30, 2004, the Norcraft was in compliance with all such covenants.

7.	Accrued expenses

Accrued expenses consist of the following:

	Successor
	September 30, 2004	December 31, 2003

Salaries, wages and employee benefits	$11,515	$14,394
Commissions, rebates and marketing programs	3,879	3,188
Interest	5,814	2,763
Other	3,422	3,030

	$24,630	$23,375

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Uncertainty of Forward Looking Statements and Information

Certain information contained in this report should be considered “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements represent, among other things, the expectations, beliefs, plans and objectives of management and future financial performance and/or assumptions underlying or judgments concerning matters discussed in this document. The words “believe,” “estimate,” “intend,” “anticipate,” “project,” and “expect” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve certain risks, estimates, assumptions and uncertainties with respect to future revenues, cash flows, expenses and the cost of capital, among other things.

You should consider the risks described in the Norcraft’s Registration Statement on Form S-4 (File No. 333-114924) filed on September 14, 2004, and Holdings’ Form S-4 (File No. 333-119696) filed on October 12, 2004 as you review this quarterly report. A copy of either confidential offering memorandum will be sent to persons entitled to receive it by request to the office of the chief financial officer of Norcraft Companies, L.P.

Company Overview

The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2003 annual report.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is a wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark and Fieldstone.

We were founded as Marshall Millworks, Inc. in 1966 as a single millwork manufacturing facility located in Marshall, Minnesota. For the next 32 years, Marshall Millworks sold its products under the Mid Continent brand and grew organically, adding capacity as needed to support growth. Marshall Millworks subsequently changed its name to Norcraft Companies, Inc. and, in 1998, Norcraft Companies, L.L.C. was formed and acquired the operating business of Norcraft Companies, Inc. In June 2000, we acquired the assets of The UltraCraft Company, located in Liberty, North Carolina, in order to expand our product offering and customer base through the addition of a semi-custom full access cabinetry line. To further expand the breadth of our product offering, market presence, and manufacturing capabilities, we acquired the StarMark and Fieldstone brands through the acquisition of the assets of StarMark, Inc., located in Sioux Falls, South Dakota, in March 2002.

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, L.L.C. were acquired by Holdings, a new entity formed at the direction of funds associated with Saunders Karp & Megrue L.L.C. and Trimaran Fund Management, L.L.C and our new chief executive officer, Mark Buller, and his relatives. The members of our continuing management team elected to exchange a majority of their membership units for limited partnership units of Holdings, our parent, in lieu of cash. Norcraft Companies, L.L.C. converted to a Delaware limited partnership immediately following the acquisition and is now Norcraft Companies, L.P. This acquisition is referred to herein as the “Acquisition.”

The consolidated financial statements contained in this quarterly report subsequent to the Acquisition also include the accounts of the predecessor company prior to the Acquisition. The financial statements and financial data of the predecessor company are presented for comparative purposes. The predecessor company ceased operations as of the date of Acquisition. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for our company.

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6%	67.2%	67.8%	66.9%

Gross profit	30.4%	32.8%	32.2%	33.1%
Selling, general and administrative expenses	16.5%	16.6%	17.6%	17.1%
Other	0.0%	5.9%	0.0%	2.2%

Income from operations	13.9%	10.3%	14.6%	13.8%

Interest expense	5.7%	0.5%	5.3%	0.7%
Amortization of deferred financing costs	0.7%	0.1%	0.8%	0.1%
Other, net	0.0%	0.3%	0.0%	0.3%

Net income	7.5%	9.5%	8.6%	12.7%

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6%	67.2%	67.8%	66.9%

Gross profit	30.4%	32.8%	32.2%	33.1%
Selling, general and administrative expenses	16.5%	16.6%	17.6%	17.1%
Other	0.0%	5.9%	0.0%	2.2%

Income from operations	13.9%	10.3%	14.6%	13.8%

Interest expense	4.6%	0.5%	4.9%	0.7%
Amortization of deferred financing costs	0.7%	0.1%	0.8%	0.1%
Other, net	0.0%	0.3%	0.0%	0.3%

Net income	8.6%	9.5%	9.0%	12.7%

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales. Net sales increased by $19.5 million, or 28.0%, from $69.7 million for the three months ended September 30, 2003 to $89.2 million for the same period of 2004. Of the overall increase in net sales, approximately two-thirds was attributable to strong growth in new product introductions of Mid Continent’s Signature product line and a general increase in its active customer base. Secondarily, increased sales of UltraCraft’s Destiny and Vision lines contributed nearly one-sixth of the overall increase in net sales. The remaining increase in net sales was largely due to an increase in StarMark sales.

Cost of Sales. Cost of sales increased by $15.3 million, or 32.7%, from $46.8 million for the three months ended September 30, 2003 to $62.1 million for same period of 2004. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 67.2% for the three months ended September 30, 2003 to 69.6% for the same period of 2004.

Gross Profit. Gross profit increased by $4.2 million, or 18.5%, from $22.9 million for the three months ended September 30, 2003 to $27.1 million for the same period of 2004. Gross profit as a percentage of net sales decreased from 32.8% for the three months ended September 30, 2003 to 30.4% for the same period of 2004. Gross profit as a percentage of sales was negatively impacted by increased material costs experienced during the three months ended September 30, 2004, and decreased labor efficiencies. We expect gross margin levels during the remainder of 2004 to be impacted by several offsetting factors. First, we continue to experience increases in material pricing. Efforts are underway to compensate for as much of these increases as possible through the use of alternative materials and material sources. Also, as a result of these material price increases, we implemented our own price increase to our customers during the third quarter of 2004, the effects of which are phased in over time and should have a full impact during the fourth quarter. Additionally, we have adjusted our production schedule to improve the labor efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 27.9%, from $11.5 million for the three months ended September 30, 2003 to $14.8 million for the same period of 2004. The increase in selling, general, and administrative expenses is partially attributable to the amortization of intangible assets recorded as part of the Acquisition. Of the purchase price paid in the Acquisition, $67.0 million was allocated to customer relationships based on fair market value. These customer relationships are being amortized on a straight-line basis over their estimated useful life of 15 years. The resulting amortization expense is included in selling, general and administrative expense for the three months ended September 30, 2004. Secondarily, selling, general and administrative expenses were $1.5 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 16.6% for the three months ended September 30, 2003 to 16.5% for the same period of 2004. We expect selling, general and administrative expenses as a percentage of net sales to continue to remain stable during the remainder of 2004 as compared to the prior year periods.

Income from Operations. Income from operations increased by $5.2 million, or 71.5%, from $7.2 million for the three months ended September 30, 2003 to $12.4 million for the same period of 2004. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Additionally, the prior-year period included a one-time lease termination charge of $4.1 million. Income from operations as a percentage of net sales increased from 10.3% for the three months ended September 30, 2003 to 13.9% for the same period of 2004.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holding’s consolidated interest, amortization of deferred financing fees, and other expenses increased by $5.1 million, or 815.1%, from $0.6 million for the three months ended September 30, 2003 to $5.7 million for the same period of 2004. The increase was largely attributable to an increase in interest expense of $4.7 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 0.9% for the three months ended September 30, 2003 to 6.4% for the same period of 2004.

Interest, amortization of deferred financing fees, and other expenses increased for Norcraft by $4.1 million, or 657.8%, from $0.6 million for the three months ended September 30, 2003 to $4.7 million for the same period of 2004. The increase was largely attributable to an increase in interest expense of $3.7 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 0.9% for the three months ended September 30, 2003 to 5.3% for the same period of 2004.

While we expect the factors described above to remain stable in future periods, we do also expect that interest, amortization of deferred financing fees and other expenses will continue to increase as these factors begin to have an impact on full future periods.

Net Income. Holding’s net income increased $0.1 million from $6.6 million for the three months ended September 30, 2003 to $6.7 million for the same period of 2004, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.5% for the three months ended September 30, 2003 to 7.5% for the same period of 2004.

Norcraft’s net income increased $1.1 million from $6.6 million for the three months ended September 30, 2003 to $7.6 million for the same period of 2004, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 9.5% for the three months ended September 30, 2003 to 8.6% for the same period of 2004.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales. Net sales increased by $55.8 million, or 29.4%, from $190.0 million for the nine months ended September 30, 2003 to $245.9 million for the same period of 2004. Of the overall increase in net sales, over two-thirds was attributable to strong growth in new product introductions of Mid Continent’s Signature product line and a general increase in our active customer base. Secondarily, increased sales of UltraCraft’s Destiny and Vision lines contributed approximately a sixth of the increase in net sales. The remaining increase in net sales was largely due to an increase in StarMark sales.

Cost of Sales. Cost of sales increased by $39.5 million, or 31.1%, from $127.2 million for the nine months ended September 30, 2003 to $166.7 million for same period of 2004. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 66.9% for the nine months ended September 30, 2003 to 67.8% for the same period of 2004.

Gross Profit. Gross profit increased by $16.3 million, or 25.9%, from $62.9 million for the nine months ended September 30, 2003 to $79.2 million for the same period of 2004. Gross profit as a percentage of net sales decreased from 33.1% for the nine months ended September 30, 2003 to 32.2% for the same period of 2004. While gross profit as a percentage of net sales decreased, there were offsetting factors contributing. Gross profit as a percentage of net sales was positively impacted by increased leverage of fixed overhead costs over increased sales. However, gross profit as a percentage of sales was negatively impacted by increased material costs experienced during the nine months ended September 30, 2004, and decreased labor efficiencies. We expect gross margin levels during the remainder of 2004 to be impacted by several offsetting factors. First, we continue to experience increases in material pricing. Efforts are underway to compensate for as much of these increases as possible through the use of alternative materials and material sources. Also, as a result of these material price increases, we implemented our own price increase to our customers during the third quarter of 2004, the effects of which are phased in over time and should have a full impact during the fourth quarter. Additionally, we have adjusted our production schedule to improve the labor efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10.7 million, or 32.9%, from $32.5 million for the nine months ended September 30, 2003 to $43.3 million for the same period of 2004. The increase in selling, general, and administrative expenses is partially attributable to the amortization of intangible assets recorded as part of the Acquisition. Of the purchase price paid in the Acquisition, $67.0 million was allocated to customer relationships based on fair market value. These customer relationships are being amortized on a straight-line basis over their estimated useful life of 15 years. The resulting amortization expense is included in selling, general and administrative expense for the nine months ended September 30, 2004. Selling, general and administrative expenses were $4.7 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 17.1% for the nine months ended September 30, 2003 to 17.6% for the same period of 2004. We expect selling, general and administrative expenses as a percentage of net sales to remain stable during the remainder of 2004 as compared to the prior year periods.

Income from Operations. Income from operations increased by $9.7 million, or 37.1%, from $26.2 million for the nine months ended September 30, 2003 to $35.9 million for the same period of 2004. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Additionally, the prior-year period included a one-time lease termination charge of $4.1 million. Income from operations as a percentage of net sales increased from 13.8% for the nine months ended September 30, 2003 to 14.6% for the same period of 2004.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased $12.7 million, or 596.0%, from $2.1 million for the nine months ended September 30, 2003 to $14.8 million for the same period of 2004. The increase was largely attributable to an increase in interest expense of $11.7 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 1.1% for the nine months ended September 30, 2003 to 6.0% for the same period of 2004.

Interest, amortization of deferred financing fees, and other expenses for Norcraft increased $11.8 million, or 661.9%, from $2.1 million for the nine months ended September 30, 2003 to $13.9 million for the same period of 2004. The increase was largely attributable to an increase in interest expense of $3.7 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 1.1% for the nine months ended September 30, 2003 to 5.7% for the same period of 2004.

We expect interest, amortization of deferred financing fees, and other expenses to continue to increase during the remainder of 2004 as compared to the prior year periods.

Net Income. Holdings’ net income decreased by $3.0 million, or 12.4%, from $24.1 million for the nine months ended September 30, 2003 compared with $21.1 million for the same period of 2004, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 12.7% for the nine months ended September 30, 2003 to 8.6% for the same period of 2004.

Norcraft’s net income decreased by $2.0 million, or 8.3%, from $24.1 million for the nine months ended September 30, 2003, compared with $22.1 million for the same period of 2004, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 12.7% for the nine months ended September 30, 2003 to 9.0% for the same period of 2004.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facilities. Since the Acquisition, these borrowings consist of the borrowings under that revolving credit facility that is part our senior credit facility which was effective with the Acquisition and is described below.

Cash provided by operating activities was $21.4 million for the nine months ended September 30, 2004, compared with $27.4 million for the same period of 2003, a decrease of $6.0 million. The decrease was primarily due to the changes in operating assets and liabilities, which used $6.2 million more cash during the nine months ended September 30, 2004, as compared to the same period of the prior year. The additional cash used in operating assets and liabilities was primarily the result of the cash investment needed in accounts receivable and inventories to achieve our sales growth.

Cash used in investing activities was $9.8 million for the nine months ended September 30, 2004, compared to $8.4 million for the same period of 2003. The increase in cash used in investing activities was primarily the result of an increase in capital expenditures. These expenditures were $5.6 million for nine months ended September 30, 2003 compared to $1.4 million during the same period of 2003. Additionally, expenditures for display cabinets were $4.1 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively. These increases in cash used in investing activities were partially offset by the purchase of the Yucca capital lease for $5.0 million during the prior-year period. Going forward, we expect cash used in investing activities to primarily consist of capital expenditures and expenditures for display cabinets.

Cash used in financing activities was $14.0 million for the nine months ended September 30, 2004, compared with $19.0 million in the same period of 2003. This decrease was primarily due to tax distributions of $12.2 million in 2003, compared to $1.4 million during the same period of 2004. This decrease was because of additional tax amortization of intangibles which was recorded as part of the Acquisition. Additionally, net payments of loans were $14.5 million during the nine months ended September 30, 2004, compared to $6.6 million during the same period of the prior year. Generally, less cash was used in financing activities because cash was needed for operating activities as described above. Cash used in financing activities should begin to increase as the cash generated above is used to pay down debt and make member tax distributions.

Cash used in financing activities also included the payment of financing costs related to the senior discount notes issued on August 17, 2004, as described below. Of the total financing costs paid, $3.4 million were funded by the bond proceeds and paid by Holdings. An additional $0.2 million was paid by Norcraft accounted for as a distribution by Norcraft to Holdings.

On October 21, 2003, concurrently with the Acquisition, Norcraft entered into a new $70.0 million senior credit facility and issued $150.0 million of 9% senior subordinated notes.

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability under the revolving credit facility was reduced by $3.5 million as a result of the issuance of a letter of credit to replace a letter of credit issued pursuant to Norcraft’s former credit facilities in effect prior to the Acquisition. The borrowings under the revolving credit facility will be available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility will mature on October 21, 2009 and has quarterly scheduled amortization, beginning September 30, 2004, of $1.25 million in the 2004 and 2005 years, $1.875 million in the 2006 and 2007 years, and $2.5 million in the 2008 and 2009 years. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.25%, and its revolving credit facility currently bears interest at LIBOR plus 2.75%. Beginning upon Norcraft’s delivery of financial reports to its lenders with respect to the fiscal quarter ending September 30, 2004, the applicable margin percentage under the revolving loan facility will be subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft will be required to pay each lender a 0.50% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, commencing with the year ending December 31, 2004, Norcraft will be required to make annual mandatory prepayments of the term loan under our senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). The term loan will also be subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds from certain equity issuances; (b) 100% of the net cash proceeds of certain debt and preferred stock issuances; (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property; and (d) 100% of all casualty and condemnation proceeds, in each case subject to certain exceptions.

Norcraft is required to pay cash interest on its 9% senior subordinated notes semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2004. The notes have no scheduled amortization and mature on November 1, 2011.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at September 30, 2004. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012. The net proceeds of this offering were used to make a distribution to Holding’s limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest is accruing on the notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum.

At any time on or after September 1, 2008, Holdings’ may redeem the noted, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control, it may be required to offer to purchase the notes at a purchase price equal to 101% of the accreted value, plus accrued interest.

Additionally, the terms of the notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

We anticipate that the funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing Norcraft’s 9% senior subordinated notes and Holdings’ 9 3/4% senior discount notes permit Norcraft, subject to certain thresholds, to make distributions to Holdings to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions from October 21, 2003 through September 30, 2004 were $1.4 million.

Inflation; Seasonality

Our cost of sales are subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of September 30, 2004, the Company had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. However, as of September 30, 2004, there were no borrowings under this facility. The Company has no interest rate swap agreements.

Item 4. Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company’s Principal Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various suits and claims in the normal course of business all of which constitute ordinary, routine litigation incidental to the business. The Company does not have any litigation that does not constitute ordinary, routine litigation to its business.

Item 6. Exhibits and Reports on Form 8-K

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 12, 2004	Date: November 12, 2004
Signing on behalf of the	Signing on behalf of the
Registrant and as principal	Registrant and as principal
officer	accounting officer