Form 10-K
period 2004-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2005-03-31
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

This Form 10-K is a combined annual report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us”, and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

Norcraft Holdings, L.P.        Norcraft Companies, L.P.

This combined Form 10-K is separately filed by Norcraft Holdings, L.P., Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I

Item 1. Business

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our products are manufactured in both framed and frameless, or full access, construction. We market our products through four brands: Mid Continent Cabinetry®, UltraCraft®, StarMark® and Fieldstone®. Each of these brands represents a distinct line of cabinetry and has been in operation for over 18 years, with Mid Continent, our original brand, having been established in 1966. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We believe our product offering, developed through strategic acquisitions and substantial internal enhancements, represents one of the most comprehensive in the industry, with a broad range of price points, styles, materials and customization levels. In 2000, we acquired UltraCraft, a semi-custom full access cabinet line. In 2002, we acquired StarMark, consisting of the StarMark brand, a high-end semi-custom framed cabinet line, and the Fieldstone brand, a high-end semi-custom and custom framed cabinet line. These acquisitions, combined with our stock and semi-custom framed cabinet line, Mid Continent Cabinetry, have formed a well-balanced platform that has generated significant growth. We have also made substantial investments to enhance our existing product lines, introduce new products and expand capacity at our manufacturing facilities. As a result of our strategy, we currently offer more than 21,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets. With such a broad range of cabinetry products, we are able to compete in multiple segments of the market.

We primarily sell our products to kitchen and bathroom cabinetry dealers as well as to wholesale retailers, or wholetailers, and directly to home builders. We have an extensive network of active customers and internal and independent sales representatives. Our products are sold in the repair and remodeling and new home construction markets. We have national distribution capabilities for all of our brands though six manufacturing facilities, four service and distribution centers, one warehouse and five retail locations strategically located throughout the United States. As a result, our net sales are balanced throughout the United States.

We have experienced significant growth, both organically and through acquisitions, over the past three years. We believe that our broad product line coupled with our new product offerings, recent new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform for continued growth in sales and profitability.

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials, and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 21,000 door and finish combinations for wood, thermofoil, high-pressure laminate, and melamine cabinets.

Our business is conducted through three business divisions: Mid Continent Cabinetry, UltraCraft Cabinetry and StarMark Cabinetry (which includes both the StarMark and Fieldstone brands). Within our three business divisions, we market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark, and Fieldstone. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986, and the StarMark and Fieldstone brands, acquired by us in 2002, were established in 1975 and 1978, respectively. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

Mid Continent manufactures a broad range of stock framed cabinetry, offering 50 door styles and approximately 298 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Mid Continent Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Mid Continent’s products accounted for $209.7 million, net of intercompany eliminations, or approximately 63.5%, of our sales during the fiscal year ended December 31, 2004.

Signature Series

Mid Continent’s Signature Series, the division’s most popular product line, provides features and customization options comparable to a semi-custom product at price points competitive with stock cabinetry. The Signature Series offers numerous door style selections in various wood species, with multiple door and finish combinations. In addition, the Signature Series offers a wide variety of construction upgrades and design options, such as plywood sides and full-extension, dovetail maple drawers, for added style and design. We believe that our Signature Series cabinetry appeals to consumers undertaking remodeling projects, who seek superior design flexibility and attractive appearance relative to stock cabinetry and lower cost and shorter lead-times compared to semi-custom and custom cabinetry. We also believe we appeal to home builders who seek cabinetry that differentiates their homes and gives home buyers the look and feel of custom cabinetry at an affordable price.

Pro Series

Mid Continent’s Pro Series is designed for the value-conscious customer. The Pro Series is manufactured in high quantities and a limited range of finishes with few modification options. We believe that our Pro Series cabinetry primarily appeals to builders who are seeking products for single family and multi-unit dwellings.

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity, and specialty cabinets. UltraCraft offers 61 door styles and approximately 11,000 door and finish combinations.

UltraCraft cabinets are full access, offering full-overlay doors that conceal hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision, and Entrée, each of which are differentiated by finish, color, and style selection, design options, and price. UltraCraft’s products accounted for $54.4 million, net of intercompany eliminations, or approximately 16.5%, of our sales during the fiscal year ended December 31, 2004.

Destiny Line

UltraCraft’s Destiny line is our high-end semi-custom full access product offering with extensive customization options. Destiny cabinets include thousands of door and finish combinations constructed of wood, thermofoil, melamine, and laminate. In January 2003, we significantly expanded Destiny’s product offering, adding new wood species, door styles including what we believe is the industry’s first inset-looking door in a full access configuration, and finishes. Destiny line products are targeted at affluent, established customers who desire upscale, smartly designed cabinets.

Vision Line

UltraCraft’s Vision line is one of our newest product lines, having been introduced in April 2002. The Vision line includes five door styles and nine Italian “Eurotek” veneer finishes, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this unique technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

Entrée Line

UltraCraft’s Entrée line is stock full access cabinetry manufactured in high quantities and in a limited range of sizes and styles, with few modification options. Entrée cabinets are manufactured using 5/8 inch melamine board with full edgebanding, and as such, we believe, are a higher-quality product than most stock cabinets. Entrée cabinets are targeted to be sold primarily to builders for use in new construction projects.

STARMARK CABINETRY

The StarMark and Fieldstone brands collectively comprise our StarMark Cabinetry business division. StarMark products are primarily distributed through a network of independent dealers and, to a more limited degree, five of our own Kitchen and Bath Ideas retail centers. StarMark provides high quality attractively designed semi-custom cabinets which incorporate many of the design features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for $66.2 million, net of intercompany eliminations, or approximately 20.0%, of our revenues for the fiscal year ended December 31, 2004.

Starmark

StarMark is our high-end semi-custom framed cabinetry brand. StarMark includes a complete range of kitchen, bath, and specialty cabinets in numerous door styles and thousands of door and finish combinations. StarMark’s complement of products includes standard and premium offerings, with extensive modification and design flexibility. StarMark’s products are targeted at both middle and upper income consumers.

Fieldstone

Fieldstone is our most premium brand. These cabinets are high-end semi-custom and custom framed products primarily sold through a select, design-oriented dealer base. They are currently marketed under a single product line and are available with either 1/2 inch or 3/8 inch end panels, offering product options similar to those of StarMark, including multiple door styles, thousands of door and finish combinations, using various wood species and finishes. Fieldstone targets upper-income consumers and represents our highest-end product offering.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the United States and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to rough mill oak lumber, manufacture oak door and cabinet-box frame parts, and fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our five distribution centers.

Newton, along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing both StarMark and Fieldstone cabinets. Liberty and Sioux Falls each outsource rough mill production and door manufacturing in all wood species to third party vendors.

We are currently increasing the level of insourcing of products currently purchased from third parties. Our StarMark division is insourcing an increasing amount of door production that will result in savings from the amounts formerly paid to third parties for these products. Our facility in Winnipeg, Canada is ramping-up production of wood components which were formerly purchased from third parties. The Winnipeg plant primarily produces product for our Mid Continent division and should produce increased cost savings as it reaches full efficiencies. We will continue to evaluate further insourcing opportunities as a method to increase our margins.

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales, and five Kitchen and Bath Ideas retail stores. The majority of our sales are through our sales representatives, who cover all areas of the United States, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. According to Kitchen and Bath Business, the dealer and wholetailer channels accounted for 58.1% of U.S. cabinet industry sales in 2003. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

We have national distribution capabilities for all of our brands and our net sales are balanced throughout the United States. In addition, we continually monitor the sales volume and credit worthiness of our dealers to further enhance our network and we aim to maximize the sales potential of our customers by providing frequent dealer training, extensive product literature and attractive displays.

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores and other distributors. Our retail stores, which represented approximately 2.1% of our overall revenues in 2004, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 2,600 active customers. Our largest customer in 2004 accounted for 6.7% of our sales, and our largest 10 customers accounted for approximately 23.3% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

We seek to attract and retain customers by:

•	delivering our products on time, in the specification and quantity ordered;

•	producing a quality product offering that is regularly updated with new introductions;

•	providing superior customer service and product warranties;

•	supporting dealer and distributor employees through providing cabinet displays, extensive educational programs and substantial promotional materials; and

•	utilizing a professional, nationwide network of sales representatives who have close relationships with desirable dealers.

COMPETITION

The cabinet industry is mature, competitive, large and fragmented, with approximately 5,000 cabinet manufacturers competing for approximately $12.9 billion in sales during 2003 (as estimated by Catalina Research, Inc.) with only eight competitors having in excess of $200 million in annual sales in 2003. Key competitive factors in the cabinetry industry include product quality, accurate and timely delivery, value and price.

We have numerous competitors and we expect competition to increase. Our competitors manufacture stock, semi-custom and custom cabinetry. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry. Many of our competitors compete on a local or regional basis, but others, like us, compete on a national basis as well. Our competitors include large consolidated operations which house their manufacturing facilities in large and efficient plants as well as relatively small, local cabinetwork manufacturers. Moreover, companies in other building products industries may compete with us.

We believe that we compete favorably with other manufacturers due to the breadth of our product offerings, production capacity and delivery and service. Many of our competitors are larger than we are and may have access to more resources than we do.

INTELLECTUAL PROPERTY

We rely on a combination of trademarks, copyrights and trade secret protection, employee and third party non-disclosure agreements, and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the cabinetry industry. With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. To date, we have not relied heavily on patents in operating our business.

EMPLOYEES

As of December 31, 2004 we had approximately 2,300 employees. This total included over 2,000 manufacturing employees. Of our total employees, over 1,500 were at Mid Continent and corporate, over 300 were at UltraCraft and nearly 500 were at StarMark. None of our employees or any prospective employee is subject to any collective bargaining agreement.

ENVIRONMENTAL REGULATION

Our operations are subject to extensive federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations of financial condition. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Also discovery of currently unknown conditions could require responses that could result in significant costs. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Item 2. Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, four of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, and one of which manufactures StarMark and Fieldstone cabinets. In addition, we lease six other non-retail facilities which are used for service and distribution functions and storage. Finally, we lease three and own two retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	128,100	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	214,600	Manufacturing—UltraCraft
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
San Leandro, California	Leased	34,900	Distribution/Service Center
Tampa, Florida	Leased	41,300	Distribution/Service Center
Gilbert, Arizona	Leased	31,500	Distribution/Service Center
Vista, California	Leased	25,900	Distribution/Service Center
Staley, North Carolina	Leased	21,900	Warehouse
Sioux Falls, South Dakota	Leased	4,000	Bargain Center
Brandon, Florida	Leased	3,000	Kitchen and Bath Ideas Retail Store
Clearwater, Florida	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Owned	54,000	Manufacturing

Item 3. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition and results of operations. We are not currently a party to any product liability claims. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Neither Holdings nor Norcraft has publicly traded stock.

Item 6. Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report. The predecessor company financial statements have been presented at their historical cost basis. The successor company financial statements have been prepared giving effect to the Acquisition (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), including recapitalization of our company in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase. The selected data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the two-year period ended December 31, 2000, are derived from the unaudited financial statements of Norcraft.

					Norcraft Holdings L.P.
	Predecessor				Successor
				For the Period January 1, 2003 through October 20, 2003	For the Period October 21 through December 31, 2003	Fiscal Year Ended December 31, 2004
	Fiscal Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Net sales	$113,696	$136,855	$203,860	$203,899	$52,777	$330,275
Cost of sales	91,854	96,607	141,705	135,918	36,341	227,433

Gross profit	21,842	40,248	62,155	67,981	16,436	102,842
Selling, general and administrative expense	24,069	30,026	36,031	37,721	10,168	58,244
Other	—	—	—	4,127	—	—

Income/(loss) from operations	(2,227)	10,222	26,124	26,133	6,268	44,598
Interest expense	4,252	3,585	2,574	1,422	3,217	18,815
Amortization of deferred financing costs	119	198	301	267	391	2,714
Other, net	189	12	641	638	610	(58)

Total other expense	4,560	3,795	3,516	2,327	4,218	21,471
Income/(loss) from continuing operations	(6,787)	6,427	22,608	23,806	2,050	23,127
Income/(loss) from discontinued operations	(510)	(439)	—	—	—	—
Loss on disposal of discontinued operations	—	(4,049)	—	—	—	—

Net income/(loss)	$(7,297)	$1,939	$22,608	$23,806	$2,050	$23,127

Other Financial Data:
Ratio of earnings to fixed charges (2)	—	2.6x	8.2x	12.8x	1.6x	2.0x

	December 31,
	2000(1)	2001(1)	2002(1)	2003	2004
	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$82,023	$80,773	$103,940	$356,842	$369,992
Total debt	42,514	30,597	24,749	195,000	263,752

	Norcraft Companies L.P.
	Predecessor				Successor
				For the Period January 1, 2003 through October 20, 2003	For the Period October 21 through December 31, 2003	Fiscal Year Ended December 31, 2004
	Fiscal Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Net sales	$113,696	$136,855	$203,860	$203,899	$52,777	$330,275
Cost of sales	91,854	96,607	141,705	135,918	36,341	227,433

Gross profit	21,842	40,248	62,155	67,981	16,436	102,842
Selling, general and administrative expense	24,069	30,026	36,031	37,721	10,168	58,244
Other	—	—	—	4,127	—	—

Income/(loss) from operations	(2,227)	10,222	26,124	26,133	6,268	44,598
Interest expense	4,252	3,585	2,574	1,422	3,217	15,897
Amortization of deferred financing costs	119	198	301	267	391	2,589
Other, net	189	12	641	638	610	(58)

Total other expense	4,560	3,795	3,516	2,327	4,218	18,428
Income/(loss) from continuing operations	(6,787)	6,427	22,608	23,806	2,050	26,170
Income/(loss) from discontinued operations.	(510)	(439)	—	—	—	—
Loss on disposal of discontinued operations	—	(4,049)	—	—	—	—

Net income/(loss)	$(7,297)	$1,939	$22,608	$23,806	$2,050	$26,170

Other Financial Data:
Ratio of earnings to fixed charges (2)	—	2.6x	8.2x	12.8x	1.6x	2.4x

	December 31,
	2000(1)	2001(1)	2002(1)	2003	2004
	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$82,023	$80,773	$103,940	$356,842	$366,585
Total debt	42,514	30,597	24,749	195,000	180,500

(1)	Predecessor company.
(2)	For purposes of determining the ratio earnings to fixed charges, earnings consist of net income before fixed charges. Fixed charges consist of interest expense, the amortization of deferred debt issuance costs, capitalized interest, and the interest portion of our rent expense (assumed to be one-third of total rent expense). For the year ended December 31, 2000 earnings were insufficient to cover fixed charges by $2.2 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uncertainty of Forward Looking Statements and Information

This report contains “forward looking statements.” All statements other than statements of historical acts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors,” will be important in determining future results.

Because of these factors, we caution that investors should not place undue reliance on any of our forward looking statements. Further, any forward looking statement speaks only as of the date on which it is made and except as required by law we undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this annual report.

All of our operations are conducted through Norcraft which is a wholly-owned subsidiary of Holdings.

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2004” or “fiscal 2004” means the period from January 1, 2004 to December 31, 2004. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition, as described below, resulted in a new basis of accounting for our company. For comparison purposes, pro forma financial data for the period from January 1, 2003 through December 31, 2003, is used to arrive at a 12-month period ended December 31, 2003. This pro forma data may be referred to herein as pro forma fiscal year ended December 31, 2003.

The unaudited pro forma statements for the year ended December 31, 2003, were derived from our historical financial statements, adjusted to give effect to (i) the October 21, 2003, acquisition of Norcraft Companies, LLC, and (ii) the August 12, 2004, 9 ¾% Senior Discount Notes offering and the application of proceeds as if they occurred on January 1, 2003.

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

We were founded as Marshall Millworks, Inc. in 1966 as a single millwork manufacturing facility located in Marshall, Minnesota. For the next 32 years, Marshall Millworks sold its products under the Mid Continent brand and grew organically, adding capacity as needed to support growth. Marshall Millworks subsequently changed its name to Norcraft Companies, Inc. and, in 1998, Norcraft Companies, LLC was formed and acquired the operating business of Norcraft Companies, Inc. In June 2000, we acquired the assets of The UltraCraft Company, located in Liberty, North Carolina, in order to expand our product offering and customer base through the addition of a semi-custom full access cabinetry line. To further expand the breadth of our product offering, market presence, and manufacturing capabilities, we acquired the StarMark and Fieldstone brands through the acquisition of the assets of StarMark, Inc., located in Sioux Falls, South Dakota, in March 2002.

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, LLC were acquired by Holdings, a new entity formed at the direction of funds associated with Saunders Karp & Megrue L.L.C., or SKM and Trimaran Fund Management, L.L.C., or Trimaran and our chief executive officer, Mark Buller, and his relatives. The members of our continuing management team elected to exchange a majority of their membership units for limited partnership units of Holdings, our parent, in lieu of cash. Norcraft Companies, LLC converted to a Delaware limited partnership immediately following the acquisition and is now Norcraft Companies, L.P. This acquisition is referred to herein as the “Acquisition.”

The consolidated financial statements contained in this annual report subsequent to the Acquisition also include the accounts of the predecessor company prior to the Acquisition. The financial statements and financial data of the predecessor company are presented for comparative purposes. The predecessor company ceased operations as of the date of Acquisition. As noted in Note 1 to the Consolidated Financial Statements, the Acquisition resulted in a new basis of accounting for our company.

FINANCIAL STATEMENT PRESENTATION

Net Sales. Our net sales represent gross sales less deductions taken for sales returns, freight chargebacks and incentive rebate programs. Revenue is recorded upon delivery of product, which represents the point at which ownership transfers to the customer.

Cost of Sales. Our cost of sales is comprised of the cost of raw materials and plant costs such as labor, packaging, utilities and other facility expenses. Dimensioned wood components, wood doors, particle board, thermofoil doors and veneer panels and plywood are the most significant raw materials we purchase. We also classify shipping and handling costs as a component of cost of sales.

Selling, General and Administrative Expenses. Selling expenses consist primarily of salaries, trade promotions, advertising, commissions, amortization of expenses relating to our display cabinets installed at our customers and other marketing costs. We expense advertising costs as incurred. General administrative costs consist primarily of general management, insurance, accounting, tax and legal expenses, management fees payable to our principal equity holders and other expenses.

Other. Our other operating expenses consist of the impairment charge incurred in connection with the termination of the Yucca lease.

Other Expenses. Our non-operating expenses consist of interest, amortization of deferred financing costs, and state income taxes.

Comparability. The StarMark acquisition was completed on March 25, 2002 and the Acquisition was completed on October 21, 2003. As a result, certain of the financial information presented in the discussion of our results for the fiscal years ended December 31, 2004, 2003, and 2002 are not comparable.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, management evaluates its estimates which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements.

Allowance for Bad Debt Expense

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. In 2002, 2003, and 2004, no one customer accounted for more than 7% of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Inventory

We state inventory at the lower of cost or market using the first-in, first-out (FIFO) method. We maintain reserves for estimated obsolete or excess inventories. These reserves are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Goodwill and Identifiable Intangibles

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is considered a definite-lived asset in accordance with Statement 142 and is being amortized using the straight-line method over its estimated useful life of 15 years. Brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone are considered indefinite lived intangible assets under Statement 142. As such, amortization for these indefinite lived assets is replaced with a periodic impairment review. The fair value of indefinite-lived assets is determined for the annual impairment testing using the royalty savings method, which is a variation of the income approach. We have had no such impairment of goodwill or identifiable intangible assets through December 31, 2004.

It is our policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements – 20 years or the life of the underlying lease, factory equipment – 7 years, vehicles – 5 years, office and data processing equipment – 3 to 5 years.

Product Warranties

We provide warranties for our products for a period ranging from ten years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management.

New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for our year-end 2004. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the third quarter of 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43 (“SFAS No. 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-periodic charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29, (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

				Norcraft Holdings, L.P.
				For the Period October 21, 2003 through December 31, 2003(3)	Year Ended December 31, 2004(3)

Net sales				100.0%	100.0%
Cost of sales				68.9%	68.9%

Gross profit				31.1%	31.1%
Selling, general and administrative expenses				19.2%	17.6%
Other				—	—

Income from operations				11.9%	13.5%
Interest expense				6.1%	5.7%
Amortization of deferred financing costs				0.7%	0.8%
Other, net				1.2%	—

Net income				3.9%	7.0%

	Norcraft Companies, L.P.
	Year Ended December 31,		For the Period January 1, 2003 through October 20, 2003(1)	For the Period October 21, 2003 through December 31, 2003(3)	Year Ended December 31, 2004(3)
	2002(1)	2003(2)
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5%	67.3%	66.7%	68.9%	68.9%

Gross profit	30.5%	32.7%	33.3%	31.1%	31.1%
Selling, general and administrative expenses	17.7%	20.2%	18.5%	19.2%	17.6%
Other	—	1.6%	2.0%	—	—

Income from operations	12.8%	10.9%	12.8%	11.9%	13.5%
Interest expense	1.3%	6.2%	0.7%	6.1%	4.8%
Amortization of deferred financing costs	0.1%	0.8%	0.1%	0.7%	0.8%
Other, net	0.3%	0.5%	0.3%	1.2%	—

Net income	11.1%	3.5%	11.7%	3.9%	7.9%

(1)	Predecessor company.
(2)	Unaudited pro forma financial information.
(3)	Successor company.

Year Ended December 31, 2004 Compared with Pro Forma Year Ended December 31, 2003

Net Sales. Net sales increased by $73.6 million, or 28.7%, from $256.7 million for the pro forma year ended December 31, 2003 to $330.3 million for the year ended December 31, 2004. Of the overall increase in net sales, nearly two-thirds was attributable to strong growth in new product introductions of Mid Continent’s Signature product line and a general increase in our active customer base. Secondarily, increased sales of UltraCraft’s Destiny and Vision lines contributed nearly a fifth of the increase in net sales. The remaining increase in net sales was largely due to an increase in StarMark sales.

Cost of Sales. Cost of sales increased by $54.7 million, or 31.7%, from $172.7 million for the pro forma year ended December 31, 2003 to $227.4 million for same period of 2004. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 67.3% for the pro forma year ended December 31, 2003 to 68.9% for the same period of 2004.

Gross Profit. Gross profit increased by $18.9 million, or 22.5%, from $83.9 million for the pro forma year ended December 31, 2003 to $102.8 million for the year ended December 31, 2004. Gross profit as a percentage of net sales decreased from 32.7% for the year ended December 31, 2003 to 31.1% for 2004. While gross profit as a percentage of net sales decreased, there were offsetting factors contributing. Gross profit as a percentage of net sales was positively impacted by increased leverage of fixed overhead costs over increased sales. However, gross profit as a percentage of sales was negatively impacted by increased material costs experienced during the year ended December 31, 2004, and decreased labor efficiencies. We expect gross margin levels during 2005 to remain at historical levels because of several offsetting factors. First, the market factors driving the increases in material pricing we experienced during the latter portion of 2004 appear to be stabilizing in 2005. We are continuing our efforts to compensate for as much of these increases as possible through the use of alternative materials and material sources. Also, as a result of these material price increases, we implemented our own price increases to our customers during the third quarter of 2004 and the first quarter of 2005, the effects of which are phased in over time and should have a full impact during 2005. Additionally, we continue to adjust our production schedule to improve the labor efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.4 million, or 12.4%, from $51.8 million for the pro forma year ended December 31, 2003 to $58.2 million for the same period of 2004. Selling, general and administrative expenses were higher than the prior-year period primarily because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 20.2% for the pro forma year ended December 31, 2003 to 17.6% for the same period of 2004. We expect selling, general and administrative expenses as a percentage of net sales to remain stable during 2005 as compared to the prior periods.

Other Selling, General and Administrative Expenses. Other operating expenses were $4.1 million for the pro forma year ended December 31, 2003. This was a one-time termination charge related to the Yucca, AZ distribution center, which was subsequently disposed of in the same period. There were no other operating expenses during fiscal 2004.

Income from Operations. Income from operations increased by $16.6 million, or 59.3%, from $28.0 million for the pro forma year ended December 31, 2003 to $44.6 million for 2004. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Additionally, the prior-year period included a one-time lease termination charge of $4.1 million. Income from operations as a percentage of net sales increased from 10.9% for the pro forma year ended December 31, 2003 to 13.5% for fiscal 2004.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased $6.0 million, or 22.0%, from $27.5 million for the pro forma year ended December 31, 2003 to $21.5 million for fiscal 2004. The decrease was largely attributable to a decrease in interest expense of $5.1 million from decreased indebtedness. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 10.7% for the pro forma year ended December 31, 2003 to 6.5% for fiscal 2004.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased $0.7 million, or 3.6%, from $19.1 million for the pro forma year ended December 31, 2003 to $18.4 million for fiscal 2004. The decrease was largely attributable to a decrease in amortization of deferred financing fees due to our accelerated method of amortization. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 7.4% for the pro forma year ended December 31, 2003 to 5.6% for fiscal 2004.

We expect interest, amortization of deferred financing fees, and other expenses to continue to decrease during 2005 as compared to the prior year periods.

Net Income. Holdings’ net income increased by $22.6 million, or 4,895.0%, from $0.5 million for the pro forma year ended December 31, 2003 compared with $23.1 million for fiscal 2004, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 0.2% for the pro forma year ended December 31, 2003 to 7.0% for 2004.

Norcraft’s net income increased by $17.3 million, or 194.3%, from $8.9 million for the pro forma year ended December 31, 2003, compared with $26.2 million for fiscal 2004, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 3.5% for the pro forma year ended December 31, 2003 to 7.9% for fiscal 2004.

Effective January 1, 2005, Norcraft changed its vacation policy. Under the old policy, employees were advanced the full annual allowable number of vacation hours that they would earn that year on January 1. These hours had to be used by the end of the year as any unused hours could not be carried forward to the following year. Under the new policy, one-half of the annual allowable number of vacation hours will be advanced as of January 1, 2005. The remaining half will be earned on a pro-rata basis over the remainder of the year. Any unused hours at December 31, 2005 can be carried forward into the following year, up to 150% of each employee’s annual allowable vacation hours. Beginning in 2006, 40 hours will be advanced to each employee at the beginning of the year. As a result of this policy change, Norcraft expects to reduce its employee vacation accrual by approximately $1.6 million as of January 1, 2005 and have a further reduction of vacation expense over the course of 2005 of approximately $0.4 million.

Predecessor Company for the Period January 1, 2003 through October 20, 2003

Net sales was $204.0 million and cost of sales was $135.9 million for the predecessor period from January 1, 2003 through October 20, 2003. Gross profit was $68.0 million for the same period. Selling, general and administrative expenses were $37.7 million for the predecessor period. Income from operations was $26.1 million for the same period. Interest, amortization of deferred financing fees and other expenses were $2.3 million for the predecessor period and net income was $23.8 million for the same period.

Successor Company for the Period October 21, 2003 through December 31, 2003

Net sales was $52.8 million and cost of sales was $36.3 million for the successor period from October 21, 2003 through December 31, 2003. Gross profit was $16.4 million for the same period. Selling, general and administrative expenses were $10.2 million for the successor period. Income from operations was $6.3 million for the same period. Interest, amortization of deferred financing fees and other expenses were $4.2 million for the successor period and net income was $2.1 million for the same period. Interest expense as a percentage of net sales increased in the successor period as compared to the predecessor period as a result of the financing done as a part of the Acquisition. Net income as a percentage of net sales decreased in the successor period as a result of increased interest expense associated with debt incurred in connection with the Acquisition.

Pro Forma Fiscal Year Ended December 31, 2003 Compared with Fiscal Year Ended December 31, 2002

Net Sales. Net sales increased by $52.8 million, or 25.9%, from $203.9 million for the fiscal year ended December 31, 2002 to $256.7 million for the pro forma fiscal year ended December 31, 2003. There were no pro forma adjustments to net sales during these periods. Of the overall increase in net sales, approximately half was attributable to strong growth in new product introductions of Mid Continent’s Signature product line and a general increase in its active-customer base. Secondarily, increased sales of UltraCraft’s Destiny and Vision lines contributed approximately one-fourth of the increase in net sales. The remaining increase in net sales was due to the fact that the pro forma fiscal year ended December 31, 2003 includes a full year of StarMark sales, while the fiscal year ended December 31, 2002 only includes StarMark sales since the acquisition on March 25, 2002.

Cost of Sales. Cost of sales increased by $31.0 million, or 21.9%, from $141.7 million for the fiscal year ended December 31, 2002 to $172.7 million for pro forma period of 2003. The increase in cost of sales from fiscal 2002 to pro forma 2003 was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 69.5% for the fiscal year ended December 31, 2002 to 67.3% for the pro forma fiscal year ended December 31, 2003.

Gross Profit. Gross profit increased by $21.8 million, or 35.0%, from $62.2 million for the fiscal year ended December 31, 2002 to $83.9 million for the pro forma period of 2003. Gross profit as a percentage of net sales increased from 30.5% for the fiscal year ended December 31, 2002 to 32.7% for the pro forma fiscal year ended December 31, 2003. Gross profit increased by $5.9 million because the pro forma fiscal year ended December 31, 2003 includes a full year of StarMark activity, while the fiscal year ended December 31, 2002 only includes StarMark since the acquisition on March 25, 2002. The remainder of the increase in gross profit was a result of increased leverage of fixed overhead costs over increased sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15.8 million, or 43.8%, from $36.0 million for the fiscal year ended December 31, 2002 to $51.8 million for the pro forma fiscal year ended December 31, 2003. Of the overall increase in selling, general, and administrative expenses from fiscal 2002 to pro forma fiscal 2003, approximately $5.6 million is attributable to increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. There was an additional $2.7 million in selling, general and administrative expenses because the pro forma fiscal year ended December 31, 2003 includes a full year of StarMark activity, while the fiscal year ended December 31, 2002 only includes StarMark since its acquisition on March 25, 2002. Also, pro forma fiscal 2003 includes $4.5 million of amortization of customer relationships and $2.1 million of management bonuses related to the Acquisition. The remainder of the overall increase in general and administrative expenses was to support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 17.7% for the fiscal year ended December 31, 2002 to 20.2% for the pro forma fiscal year ended December 31, 2003.

Other Selling, General and Administrative Expenses. Other operating expenses were $4.1 million for the pro forma fiscal year ended December 31, 2003. This was a one-time lease termination charge related to the Yucca, AZ distribution center, which was subsequently disposed of in the same period. There were no other operating expenses during fiscal 2002.

Income from Operations. Income from operations increased by $1.9 million, or 7.2%, from $26.1 million for the fiscal year ended December 31, 2002 to $28.0 million for pro forma fiscal year ended December 31, 2003. The increase in income from operations from fiscal 2002 to pro forma 2003 was a result of the factors described above, including the increase in gross profit as a percentage of net sales from 30.5% to 32.7% and the increase in net sales from $203.9 million to $256.7 million. Income from operations as a percentage of net sales decreased from 12.8% for the fiscal year ended December 31, 2002 to 10.9% for pro forma 2003.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ interest, amortization of deferred financing fees, and other expenses increased $24.0 million, or 683.3%, from $3.5 million for the year ended December 31, 2002 to $27.5 million for pro forma fiscal year ended December 31, 2003. The increase from fiscal 2002 to pro forma 2003 was largely attributable to higher interest expense of $21.3 million from increased indebtedness, and increased amortization of deferred financing charges of $2.1 million as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 1.7% for the year ended December 31, 2002 to 10.7% for pro forma year ended December 31, 2003.

Interest, amortization of deferred financing fees, and other expenses for Norcraft increased $15.6 million, or 443.5%, from $3.5 million for the year ended December 31, 2002 to $19.1 million for pro forma fiscal year ended December 31, 2003. The increase from fiscal 2002 to pro forma 2003 was largely attributable to higher interest expense of $13.3 million from increased indebtedness, and increased amortization of deferred financing charges of $1.7 million as a result of the Acquisition. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 1.7% for the year ended December 31, 2002 to 7.4% for pro forma year ended December 31, 2003.

Net Income. Holdings’ net income decreased by $22.1 million, or 98.0%, from $22.6 million for the fiscal year ended December 31, 2002 to $0.5 million for the pro forma fiscal year ended December 31, 2003, for the reasons described above. Net income was $23.8 million for the predecessor period from January 1, 2003 through October 20, 2003 and $2.1 million for the successor period from October 21, 2003 through December 31, 2003.

Net income for Norcraft decreased by $13.7 million, or 60.7%, from $22.6 million for the fiscal year ended December 31, 2002 to $8.9 million for the pro forma fiscal year ended December 31, 2003, for the reasons described above. Net income was $23.8 million for the predecessor period from January 1, 2003 through October 20, 2003 and $2.1 million for the successor period from October 21, 2003 through December 31, 2003.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facility. Since the Acquisition, these borrowings consist of the borrowings under the revolving credit facility that is part our senior credit facility which was effective with the Acquisition and is described below.

Cash provided by operating activities was $27.2 million for the year ended December 31, 2004, compared with $35.8 million for fiscal 2003, a decrease of $8.6 million. The decrease was primarily due to the changes in operating assets and liabilities, which used $11.6 million more cash during the year ended December 31, 2004, as compared to fiscal 2003. The additional cash used in operating assets and liabilities was primarily the result of the cash investment needed in accounts receivable and inventories to achieve our sales growth. The increase in cash used by operating assets and liabilities was partially offset by increase in earnings before non-cash charges.

Cash used in investing activities was $12.3 million for the year ended December 31, 2004, compared to $327.0 million for fiscal 2003. The decrease in cash used in investing activities was primarily the result of the acquisition of Norcraft Companies LLC and the Yucca capital lease termination, which totaled $321.3 in fiscal 2003. Capital expenditures were $7.1 million for year ended December 31, 2004 compared to $3.1 million during fiscal 2003. Additionally, expenditures for display cabinets were $5.4 million and $2.7 million for the years ended December 31, 2004 and fiscal 2003, respectively. Going forward, we expect cash used in investing activities to primarily consist of capital expenditures and expenditures for display cabinets.

Cash used in financing activities was $16.7 million for the year ended December 31, 2004, compared with cash provided of $293.7 million in fiscal 2003. This decrease was primarily due to the cash provided under the borrowings related to the acquisition of Norcraft Companies LLC in 2003. Other cash used in financing activities includes tax distributions of $9.0 million in 2003, compared to $1.7 million during 2004. This decrease was because of additional tax amortization of intangibles which was recorded as part of the Acquisition. Additionally, net payments of loans were $14.5 million during the year ended December 31, 2004, compared to $13.7 million during the same period of the prior year. Cash used in financing activities should begin to increase as the cash generated above is used to pay down debt and make member estimated tax distributions.

Cash used in financing activities also included the payment of financing costs related to Holdings’ $118.0 million aggregate principal amount ($80.3 million of gross proceeds) of 9 3/4% senior discount notes due 2012 (the “Senior Discount Notes”) issued on August 17, 2004, as described below. Of the total financing costs paid, $3.4 million were funded by the bond proceeds and paid by Holdings. An additional $0.3 million was paid by Norcraft accounted for as a distribution by Norcraft to Holdings.

On October 21, 2003, concurrently with the Acquisition, Norcraft entered into its $70.0 million senior credit facility and issued $150.0 million of 9% senior subordinated notes due 2011 (the “Senior Subordinated Notes”).

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability under the revolving credit facility is reduced by $3.5 million as a result of the issuance of a letter of credit to replace a letter of credit issued pursuant to Norcraft’s former credit facilities in effect prior to the Acquisition. The borrowings under the revolving credit facility will be available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility will mature on October 21, 2009 and has originally-scheduled quarterly scheduled amortization, which began December 31, 2004, of $1.25 million in the 2004 and 2005 years, $1.875 million in the 2006 and 2007 years, and $2.5 million in the 2008 and 2009 years. During 2004, Norcraft made advance debt payments of $9.5 million on the term loan facility and may continue to do so in the future. Such advance payments eliminated the scheduled payments for 2005 and reduced the subsequent required payments on a pro-rata basis. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.00%, and its revolving credit facility currently bears interest at LIBOR plus 2.25%. The applicable margin percentage under the revolving loan facility is subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft is required to pay each lender a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, Norcraft is required to make annual mandatory prepayments of the term loan under its senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). In 2004, such requirement was fulfilled by the optional prepayments of $9.5 million described above. The term loan will also be subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds from certain equity issuances; (b) 100% of the net cash proceeds of certain debt and preferred stock issuances; (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property; and (d) 100% of all casualty and condemnation proceeds, in each case subject to certain exceptions.

Norcraft is required to pay cash interest on the Senior Subordinated Notes semi-annually in arrears on May 1 and November 1 of each year, and commenced on May 1, 2004. The Senior Subordinated Notes have no scheduled amortization and mature on November 1, 2011. Norcraft may not redeem the Senior Subordinated notes prior to November 1, 2007. On or after November 1, 2007, Norcraft may redeem all or a part of the Senior Subordinated Notes at varying redemption prices equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, at any time prior to November 1, 2006, Norcraft may redeem up to 35% of the originally issued aggregate principal amount of the Senior Subordinated Notes at a redemption price of 109% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings of Holdings or its successors, provided that at least 65% of the originally issued principal amount of the Senior Subordinated Notes remains outstanding after the occurrence of such redemption.

In the event of a change of control, each holder of the Senior Subordinated Notes will have the right to require Norcraft to repurchase all or any part of such holder’s Senior Subordinated Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at December 31, 2004. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, the Senior Discount Notes. The net proceeds of this offering were used to make a distribution to Holding’s limited partners. Norcraft Capital Corp. was formed on August 12, 2004, and has no operations. Interest is accruing on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Discount Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum.

At any time on or after September 1, 2008, Holdings’ may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Discount Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to redeem all, but not less than all, of the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

Additionally, the terms of the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

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

IMPACT OF THE ACQUISITION

As a result of the Acquisition, our assets and liabilities were adjusted to their fair value to the extent of the approximately 97.7% change of ownership as of the closing. We also increased our aggregate borrowings in connection with the Acquisition. Accordingly, our depreciation, amortization and interest expenses are and will continue to be higher since the Acquisition. The total purchase price over the value of our identifiable tangible and intangible assets at the closing was allocated to goodwill and is subject to periodic (at least annually) impairment review. This allocation resulted in goodwill of $148.5 million. Due to the structure of the Acquisition, some of Holdings’ equity holders, representing approximately 95.8% of total ownership, will be able to deduct for tax purposes, over 15 years, the related goodwill and certain identifiable intangible assets resulting from the new cost basis of our business.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2004, including payments to be made pursuant to the management and monitoring agreement, but excluding borrowings and repayments of revolving loans under our senior credit facility:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	More than 5 Years
	(in millions)
Term loan under our credit facility(1)	$35.8	$1.7	$15.7	$18.4	$—
Operating leases	5.1	1.4	2.1	1.6	—
Senior Subordinated Notes(3)	246.5	13.5	27.0	40.5	165.5
Senior Discount Notes(3)	118.0	—	—	—	118.0
Management fees (2)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$412.4	$17.6	$46.8	$63.5	$284.5

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	More than 5 Years
	(in millions)
Term loan under our credit facility(1)	$35.8	$1.7	$15.7	$18.4	$—
Operating leases	5.1	1.4	2.1	1.6	—
Senior Subordinated Notes(3)	246.5	13.5	27.0	40.5	165.5
Management fees (2)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$294.4	$17.6	$46.8	$63.5	$166.5

(1)	Assumes an interest rate 5.42%.
(2)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.
(3)	Amounts include interest and principal payments.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indentures governing the Senior Subordinated Notes and the Senior Discount Notes, respectively, permit Norcraft, subject to certain thresholds, to make distributions to Holdings to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the year ended December 31, 2004 were $1.7 million.

Inflation; Seasonality

Our cost of sales are subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Risk factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take these risks into account in evaluating us or any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of the material risk factors.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness which could adversely affect our financial condition and business. At December 31, 2004, we had $263.8 million of indebtedness outstanding and approximately $21.5 million of additional borrowing capacity under the revolving portion of our senior credit facility with approximately $3.5 million in outstanding letters of credit.

Our high level of indebtedness could:

•	make it more difficult for us to satisfy our obligations on the Senior Subordinated Notes or Senior Discount Notes;

•	reduce the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the senior credit facility is at a variable rate of interest; and

•	limit our ability to borrow additional funds.

We expect to obtain the money to pay our expenses and to pay the interest on the Senior Subordinated Notes, the Senior Discount Notes, our senior credit facility, and other debt from cash flow from our operations and from additional loans under our senior credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors which we will not be able to control. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the notes) and to meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our senior credit facility, the indenture governing the Senior Subordinated Notes, and the indenture governing the Senior Discount Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Senior Subordinated Notes or the Senior Discount Notes and our ability to pay principal of and interest on the notes.

The indentures for the Senior Subordinated Notes, and the Senior Discount Notes, respectively, and our senior credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indentures for the Senior Subordinated Notes, and the Senior Discount Notes, respectively, and our senior credit facility impose significant operating and financial restrictions on us. These restrictions will limit our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We will be able to incur more indebtedness and the risks associated with our substantial leverage, including our ability to service our indebtedness, will increase.

The indentures relating to the Senior Subordinated Notes and the Senior Discount Notes, respectively, and the credit agreement governing Norcraft’s senior credit facility permit us and/or our subsidiaries, subject to specified conditions, to incur additional indebtedness, including secured indebtedness, under certain circumstances. If we incur additional debt, the risks associated with our substantial leverage, including risks relating to our ability to service our debt, would increase. If we incur any secured debt in the future, holders of this secured debt will have claims that are prior to your claims as holders of the notes to the extent of the value of the assets securing that other debt. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of secured debt will have a prior claim to the assets that constitute their collateral.

Increases in interest rates and the reduced availability of financing for home improvements may cause our sales and profitability to decrease.

In general, demand for home improvement products may be adversely affected by increases in interest rates and the reduced availability of financing. If interest rates increase and consequently, the ability of prospective buyers to finance purchases of home improvement products is adversely affected, our business, financial condition and results of operations may also be adversely impacted and the impact may be material.

Downturns in the home building industry or the economy could negatively affect the demand for and pricing of our products and our operating results.

The home building industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations.

Increased prices for raw materials or finished goods used in our products could increase our cost of sales and decrease demand for our products, which could adversely affect our profitability or revenues.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Continued increases could adversely affect our profitability or revenues. We have no long-term supply contracts for the raw materials and finished goods used in the manufacture of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products. We enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to six months.

Interruptions in deliveries of raw materials or finished goods could adversely affect our profitability or revenues.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing of one or more products for a period of time. In addition, the manufacturing process for UltraCraft’s Vision product line includes components which are made by an Italian manufacturer using proprietary technology. The manufacturer’s failure to deliver components could cause us to cease manufacturing the Vision line products.

The loss of, or deterioration of relationships with, our sales representatives could adversely affect our sales and profits.

We depend on the services of independent sales representatives to sell the majority of our products and provide services and aftermarket support to our customers. The sales representative agreements we have are typically cancelable by the sales representative after a short notice period, if any at all. Furthermore, many of these sales representatives also sell our competitors’ products. The loss of a substantial number of these relationships, or our failure to maintain good relationships with these sales representatives, could materially reduce our sales and profits.

Environmental requirements applicable to our manufacturing and distribution facilities may impose significant environmental compliance costs and liabilities, which would adversely affect our results of operation.

Our facilities are subject to numerous federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. We believe we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of the notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease our cash flow available to service our indebtedness.

We may not effectively compete in the highly fragmented and very competitive cabinet industry market, which may adversely affect our revenues.

We operate in the highly fragmented and very competitive cabinetry industry. Our competitors include national and local cabinetry manufacturers. These can be large consolidated operations which house their manufacturing facilities in large and efficient plants, as well as relatively small, local cabinetmakers. Some of our competitors have achieved substantially more market penetration in certain of the markets in which we operate. Some of our competitors have greater resources available and are less highly leveraged, which may provide them with greater financial flexibility. Moreover, companies in other building products industries may compete with us. To remain competitive, we will need to invest continuously in manufacturing, customer service and support, marketing and our dealer network. We may have to adjust the prices of some of our products to stay competitive, which would reduce our revenues. We may not have sufficient resources to continue to make such investments or maintain our competitive position within each of the markets we serve.

If we are unable to meet future capital requirements, our product offering may become dated, our productivity may decrease, and the quality of our products may be adversely affected, which, in turn, could reduce demand for and sales of our products, which would adversely affect our profitability.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. For example, our capital expenditures for 2004 were approximately $12.3 million. As we grow our businesses, we may have to incur significant capital expenditures for upgrades and improvements to our manufacturing facilities. However, our senior credit facility contains limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We may not have, or be able to obtain, adequate funds to make all necessary capital expenditures when required. Additionally, the amount of future capital expenditures may be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offering may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce demand for and sales of our products which would adversely affect our profitability.

Manufacturing or assembly realignments as a result of our continued review of operations may result in a decrease in our near-term earnings or not result in cost reductions as expected, which would harm our profitability.

We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings until the expected cost reductions are achieved or may not result in expected cost savings at all. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from one manufacturing or assembly facility to another. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved either of which would harm our profitability.

Increases in the cost of labor, union organizing activity, and work stoppages at our facilities or the facilities of our suppliers could materially affect our financial performance.

Our business is labor intensive, and, as a result, our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, none of our employees are represented by labor unions. Strikes or other types of conflicts with personnel could arise or we may become a target for union organizing activity. Some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. In addition, organizations responsible for shipping our products may be impacted by occasional strikes staged by the Teamsters Union. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We could face potential product liability claims relating to products we manufacture or distribute which could result in significant costs and liabilities, which would reduce our profitability.

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could adversely affect our sales or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 17 years of experience in the cabinetry industry. Our other senior executives have an average of 20 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

If we cannot adequately protect our intellectual property rights we may lose exclusivity in our brand, which could reduce our sales and revenue.

As a company that manufactures and markets consumer products, we rely heavily on trademarks and copyrights to protect our cabinetry brands. We believe that brand recognition is one of several important factors in a consumer’s choice of cabinetry. Current protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. Although we are not aware that any of our intellectual property rights infringes upon the proprietary rights of third parties, third parties may make such claims in the future. Any infringement claims, whether with or without merit, could be time-consuming, result in costly litigation or damages, undermine the exclusivity and value of our brands, decrease sales or require us to enter into royalty or licensing agreements that may not be on terms acceptable to us.

We may inherit significant unexpected third party liabilities and product warranty claims from operations that we have acquired or acquire in the future, which would increase our costs.

We may be subject to unexpected claims and liabilities arising from acquisitions we have made or may make in the future. We have acquired two operations within the last five years. Claims or liabilities may include matters involving third party liabilities and warranty claims against those operations we have acquired or may acquire. These claims and liabilities could be costly to defend, could be material in amount and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

We may in the future acquire related businesses, which we may not be able to successfully integrate, in which case we may be unable to recoup our investment in those acquisitions.

We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow, will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the two operations we have acquired within the last five years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

Changes in consumer preferences for cabinet designs and configurations, and our failure to respond to such changes, could adversely affect demand for our product and our results or operations.

The cabinetry industry in general is subject to changing consumer trends, demands and preferences. Our continued success depends largely on the introduction and acceptance by our customers of new product lines that respond to such trends, demands and preferences. Our organic growth has been driven in part by our frequent new product introductions. We may not be able to successfully develop and design new brands. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, rejection of a new product line, reduced demand and price reductions for our products, and could adversely affect our sales.

In the event of consolidation of our dealers, through whom we primarily sell our products, pressure may be put on our operating margins, which could harm our profitability.

If our dealer base were to consolidate, competition for the business of fewer dealers would intensify. If we do not provide product offerings and price points that meet the needs of our dealers, or if we lose a substantial amount of our dealer base, our profitability could decrease.

We are controlled by our principal equityholders, which have the power to take unilateral action that could be adverse to the interests of holders of the notes.

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Management,” “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and “Certain relationships and related transactions.”

Holdings and Norcraft Capital Corp. are the sole obligors under the Senior Discount Notes. Holdings’ subsidiaries, including Norcraft, do not guarantee Holdings’ obligations under the Senior Discount Notes and do not have any obligation with respect to the Senior Discount Notes; the Senior Discount Notes are effectively subordinated to the debt and liabilities of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of our future secured debt to the extent of the value of the assets secured by such debt.

Holdings has no operations of its own and derives all of its revenues and cash flow from its subsidiaries. Holdings’ subsidiaries are separate and distinct legal entities and other than Norcraft Capital Corp., have no obligation, contingent or otherwise, to pay amounts due under the exchange notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments.

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2004 the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp.) was $263.8 million.

Item 7A. Quantitative and Qualitative Disclosures of Market Risk

As of December 31, 2004, we had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. However, as of December 31, 2004, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 8. Financial Statements

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the fiscal year for which this annual report on Form 10-K is filed, our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (i) are effective for recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, and (ii) include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Board of Managers and Executive Officers

Norcraft GP, L.L.C. is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	40	President, Chief Executive Officer and Manager
David Van Horne	62	President, Mid Continent
Simon Solomon	52	President, UltraCraft
John Swedeen	54	President, StarMark
Joe Freud	51	Executive Vice President of Operations
Leigh Ginter	39	Chief Financial Officer
Herb Buller	63	Chairman of the Board of Managers
Jay Bloom	49	Manager
David Kim	38	Manager
Michael Maselli	45	Manager
Christopher Reilly	42	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 17 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past eight years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. for approximately $538.0 million.

David Van Horne, the president of our Mid Continent division, has been with our company for 13 years. Mr. Van Horne has over 35 years of building industry experience, including over 19 years with Abitibi-Price and three years with Masonite. Mr. Van Horne received a bachelors degree in business administration from the University of Massachusetts.

Simon Solomon joined our company in June 2000 when we purchased UltraCraft. Mr. Solomon has been in his current role as the president of UltraCraft for over 11 years and has over 26 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being General Manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelors degree in political science and history from the University of Pittsburgh and a masters degree in international management from the American Graduate School of International Management.

John Swedeen joined our company in 2002 when we purchased StarMark. Mr. Swedeen has been in his current role as the president of StarMark since 1998. Prior to joining StarMark, he served as Vice President of Sales and Marketing for Weiser Lock, a subsidiary of Masco Corporation. Prior to joining Masco, he served in various capacities for Ingersoll-Rand Company, most recently as Vice President of Marketing for its Architectural Hardware Group. Mr. Swedeen received a bachelors degree in business administration from Georgia State University and completed an executive education program at Stanford Graduate School of Business.

Joe Freud joined our company in November 2004 as Vice President of Operations serving all of our operations. The five years prior to joining our company he was Vice President of Manufacturing for Marvin Windows and Doors, and prior to that, Plant Manger of Fieldstone Cabinetry, a Masco subsidiary. He was Vice President of Operations at DICO Inc., a world leader in industrial wheel manufacturing, and Vice President of Operations at Fluidrive Inc. His operations career spans over 27 years and he is a practitioner of lean manufacturing and six sigma processes.

Leigh Ginter joined our company in December 1997 as corporate controller and became our Chief Financial Officer upon consummation of the Acquisition. In October 2001, he was appointed our vice president and controller, responsible for overseeing the finances of all of our business divisions as well as monitoring our overall financial performance. Prior to joining our company, Mr. Ginter spent five years as controller for Beckman Produce, an $80 million wholesale produce distributor in St. Paul, Minnesota. Mr. Ginter began his career at Lampert Lumber, serving in a variety of accounting positions during his five years with the company. Mr. Ginter received a bachelors degree in accounting from Metropolitan University.

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelors degree and a certificate of education from University of Manitoba. He is on the advisory board of Palliser Furniture, and serves on the board of Teen Challenge and Family Life Network.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. He is also a vice-chairman and member of the board of directors of CIBC World Markets Corp., co-head of the CIBC Argosy Merchant Banking Funds and a member of CIBC’s Executive Board and U.S. Management Committee. Prior to joining CIBC in 1995, Mr. Bloom was a founder and managing director of the Argosy Group L.P. Mr. Bloom received a bachelors degree and a masters degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom currently serves on the board of directors of IASIS Healthcare Corporation, JAC Holdings International, Inc., Lancer Industries, Inc. NSP Holdings, LLC, PrimeCo Wireless Communications, LLC and Transportation Technologies Industries, Inc.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Saunders Karp & Megrue and was involved in SKM’s investments in Tommy Bahama and RSI Home Products. Before joining SKM in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelors degree, with honors, from West Point and a masters degree in business administration from Harvard Business School.

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelors degree in economics from the University of Colorado and a masters degree in business administration, with distinction, from The A.B. Freeman School at Tulane University.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is currently a partner at Saunders Karp & Megrue. Before joining SKM in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelors degree from Providence College and a masters degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly serves as a member on the boards of Accessory Network Group, Hartford Computer Group, Mimi’s Café, Souper Salad, Targus Group and Wilshire Pies.

Other than with respect to Herb Buller and Mark Buller, who are father and son, respectively, there are no family relationships among members of our general partner’s board of managers and our executive officers.

Audit Committee

The board of managers of Norcraft GP has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the audit committee are Christopher Reilly, David Kim, and Michael Maselli.

The board of managers of Norcraft GP has determined that none of its members who serve on the audit committee of the board of managers of Norcraft GP is an “audit committee financial expert” as that term is defined by SEC rules. The board of managers of Norcraft GP has determined, however that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s external financial reporting and internal control over financial reporting. Accordingly, the board of managers of Norcraft GP does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the board of managers of Norcraft GP considered the knowledge gained by the current members of the audit committee in connection with their prior experience.

Code of Ethics

We have adopted a code of business conduct and ethics for managers, officers (including the principal executive officer and principal financial officer) and employees, known as the “Code of Business Ethics and Conduct”. The Code of Business Ethics and Conduct is available on our website at http://www.norcraftcompanies.com. Interested parties may request a free copy of the Code of Conduct from:

Norcraft Companies, L.P.

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

Phone: (651)234-3300

Fax: (651)234-3398

E-mail: leigh.ginter@norcraftcompanies.com

Corporate Governance

Our general partner’s board of managers manages our business and affairs as provided by its limited liability company agreement and conducts its business through meetings of the board of managers. Pursuant to the general partner’s limited liability company agreement, each of the representatives of SKM who sit on our general partner’s board of managers, Mr. Reilly and Mr. Kim, are entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before our general partner’s board of managers. Trimaran is entitled to designate two managers, and an entity associated with our Chief Executive Officer, Mark Buller is entitled to designate two managers, each of which will have one vote. As a result, the managers appointed by SKM investors together hold a majority of the votes to be cast on each matter submitted to a vote before our general partner’s board of managers. See “Certain Relationships and Related Transactions—Arrangements with Our Investors.”

Manager Compensation

The members of our general partner’s board of managers are not separately compensated for their services as a manager, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth compensation information for each person who served as our Chief Executive Officer during 2004 and our four other executive officers who were the most highly compensated for the year ended December 31, 2004. We refer to these individuals collectively as our “named executive officers.”

	Annual Compensation					All Other Compensation
	Fiscal Year	Salary ($)		Bonus ($)	Other ($)	Class B Units (1)	Class C Units (1)	Class D Units(2)
Mark Buller (3) Chief Executive Officer	2004 2003	300,000 59,178	(4)	205,656 —	— —	— —	— —	— 2,903,658

Leigh Ginter Chief Financial Officer	2004 2003	132,558 119,423		65,526 213,254		— 350,000	— 350,000	— 276,233

John Swedeen President, Starmark	2004 2003	220,458 223,041		221,428 179,024	— —	— 200,000	— 200,000	— 257,872

Simon Solomon President, Ultracraft	2004 2003	251,219 242,410		109,431 454,612	— —	— 200,000	— 200,000	— 653,587

David Van Horne President, Mid Continent	2004 2003	212,692 207,692		105,138 370,876	— —	— 600,000	— 600,000	— 726,208

(1)	Represents Class B Units and Class C Units of our parent received in lieu of cash payments owed under prior employment arrangements pursuant to deferred equity compensation agreements entered into in connection with the Acquisition. Mr. Solomon forwent a $200,000 cash bonus in exchange for 200,000 Class B Units and the right to receive upon certain corporate events, 200,000 Class C Units of our parent. Mr. Swedeen forwent a 200,000 cash bonus in exchange for 200,000 Class B Units and the right to receive upon certain corporate events, 200,000 Class C Units of our parent. Mr. Van Horne forwent a $600,000 cash bonus in exchange for 600,000 Class B Units and the right to receive upon certain corporate events, 600,000 Class C Units of our parent.
(2)	Represents Class D Units of our parent granted to, but not yet fully vested, our executive officers in connection with the Acquisition. All Class D units granted remain subject to time and performance-based vesting.
(3)	Mark Buller became our Chief Executive Officer effective October 21, 2003.
(4)	Represents Mr. Buller’s salary since becoming our Chief Executive Officer on October 21, 2003. Mr. Buller’s annual salary is $300,000.

EMPLOYMENT ARRANGEMENTS

Mark Buller

Mark Buller entered into an employment agreement with our parent on October 21, 2003. Pursuant to his employment agreement, Mr. Buller will serve as the Chief Executive Officer of our company for a three-year term, which extends automatically for successive one-year terms, subject to termination upon notice. Pursuant to this agreement, Mr. Buller is entitled to receive a base salary of $300,000 per year, annual cash bonuses based on our financial performance, and specified customary employment-related benefits.

If we terminate Mr. Buller’s employment without cause, or if he resigns for good reason, he will receive his base salary for the remainder of the term of his employment or for eighteen months from the date of termination, whichever is longer. He will also be entitled to receive a pro-rated portion of the annual bonus he would have received for the year of his termination. Mr. Buller has agreed not to compete with us for the two-year period following the end of his employment with us, regardless of the reason for his termination.

Other Senior Managers

Each of Simon Solomon, John Swedeen, Leigh Ginter and David Van Horne entered into employment agreements with us, which became effective simultaneously with the closing of the Acquisition. Pursuant to these agreements, these senior managers are entitled to receive base salaries equivalent to their former base salaries and an annual bonus for the fiscal year ending December 31, 2003, based on our previous bonus plan, as well as specified employment-related benefits. The base salaries provided for in these agreements is $245,000, $215,000, $137,000 and $200,000 for each of Mr. Solomon, Mr. Swedeen, Mr. Ginter and Mr. Van Horne. Annual bonuses for future years will be paid pursuant to bonus plans approved by our general partner’s board of managers and will be tied to our financial performance.

Each of these senior managers has agreed not to compete with us following his termination until the date of his last severance payment and not to solicit our employees to leave our company in the year following the termination of such senior manager’s employment.

Amended and Restated Management Incentive Plan

We adopted an Amended and Restated Management Incentive Plan, which we refer to as the incentive plan. The incentive plan provides for the grants of incentive Class D membership units to selected employees and other persons providing services for us. The purposes of the incentive plan are to attract and retain the best available personnel, provide additional incentives to our employees and promote the success of our business.

The compensation committee of the Board of Managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings.

The incentive plan will terminate in October 2013, but the Board of Managers of Norcraft GP may terminate the incentive plan at any time in its sole discretion. The Board of Managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

All of Norcraft’s outstanding limited partnership units are held by its parent, Holdings. Norcraft GP is the general partner of both Norcraft and Holdings., Norcraft GP does not hold any equity interest in Norcraft or Holdings, but, as a general partner of each entity, it controls both entities. The members of our general partner are SKM Norcraft Corp., Trimaran Cabinet Corp. and HMB Norcraft Corp.

The following table provides certain information as of December 31, 2004 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each person is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)(3)		Percentage Ownership Interest Class B	Class D Units (4)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(5)	—	—	(5)	—	—	(5)	—
SKM Norcraft Corp.(6)	75,950,957		56.1%	—		—	—		—
Trimaran Cabinet Corp.(7)	37,975,478		28.1%	—		—	—		—
Buller Norcraft Holdings, L.L.C.(8)	15,500,000		11.5%	—		—	—		—
Mark Buller	—	(9)	—	—		—	2,903,658	(10)	58.5%
Simon Solomon	2,035,025		1.5%	200,000		8.6%	653,587		13.2%
John Swedeen	472,000		*	200,000		8.6%	257,872		5.2%
David Van Horne	400,000		*	600,000		25.9%	726,208		14.5%
Leigh Ginter	171,633		*	350,000		15.1%	276,233		5.6%
Christopher Reilly	—	(11)	—	—		—	—		—
David Kim	—	(12)	—	—		—	—		—
Jay Bloom	—	(13)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(14)	—	—		—	—		—
All managers and executive officers as a group, including the 11 persons listed here.	3,078,658	(15)	2.3%	1,350,000		58.3%	4,817,558		97.0%

*	Represents less than 1%.
(1)	Class A limited partnership units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	Class B limited partnership units have the same rights, preferences and privileges as the Class A units, but these units are in the form of “profits interests.” Each of these units is treated as a capital asset and is entitled to full participation in the appreciation of the equity of Holdings, both prior to and upon liquidation, but after the holders of Class A units have received a return of the basis in their investment.
(3)	Class C limited partnership units, when outstanding, have the same rights, preferences and privileges as the Class A units, but each of these units will solely be entitled to receive as distributions an aggregate of $1.00 per Class A unit. No Class C units are currently outstanding, but we have agreements in place with persons set forth on this table and other managers which provide for their issuance upon certain corporate events.
(4)	Class D incentive units are “profits interests” issued pursuant to Holdings’ incentive plan. These units receive tax distributions based on our net income allocated to them. Vested Class D incentive units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D incentive unit. As of December 31, 2004, 20% of these units were vested.
(5)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.

(6)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, Saunders Karp & Megrue Partners, L.L.C., which is in turn controlled by its board of managers. Saunders Karp & Megrue Partners, L.L.C.’s board of managers is comprised of Tom Saunders, Allan Karp and John Megrue.
(7)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(8)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(9)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares.
(10)	Mr. Mark Buller holds all of his Class D incentive units through MEB Norcraft, L.L.C., of which he is the sole member.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares.
(12)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares.
(13)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares.
(15)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Both Mr. Reilly and Mr. Kim disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares.

Item 13. Certain Relationships and Related Transactions

ARRANGEMENTS WITH OUR INVESTORS

The holders of limited partnership units of Holdings entered into a limited partnership agreement simultaneous with the closing of the Acquisition. The limited partnership agreement contains agreements among the holders of Holdings’ limited partnership units with respect to the transfer of such units, including rights of first offer, tag-along rights, drag-along rights, preemptive rights and registration rights. Units held by our managers and the investors associated with Mark Buller are subject to a right of repurchase by Holdings.

The SKM and Trimaran holders, and the Buller holders entered into a limited liability company agreement of Norcraft GP. Pursuant to this limited liability company agreement, each of the representatives of the SKM holders who sit on Norcraft

GP’s board of managers, currently Mr. Reilly and Mr. Kim, is entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before Norcraft GP’s board of managers. The Trimaran holders designated two managers, and the Buller holders designated two managers, each of which have one vote. As a result, the managers appointed by the SKM holders together hold a majority of the votes to be cast on each matter submitted to a vote before Norcraft GP’s board of managers. In addition, pursuant to the limited liability company agreement, the SKM and Trimaran holders and the Buller holders have the right to approve various transactions.

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2003, management fees charged to expense was approximately $0.2 million.

ARRANGEMENTS WITH THE BULLER INVESTORS

In connection with their investment, the Buller holders are entitled to a right of first offer to purchase our company upon a decision by Norcraft GP’s board of managers to engage in a sale transaction. Any offer made by the Buller investors pursuant to any exercise of this right is required to be an offer which allows us the time to solicit additional competing offers that we may accept in the event they are at a higher valuation or on such other material terms and conditions more favorable to us than those set forth in the offer made by the Buller holders.

In consideration of their contribution of the Winnipeg facility, the Buller holders are entitled to receive additional cash payments of up to $4.0 million and the right to acquire up to approximately 2,957,068 Class A limited partnership units of Holdings upon a change of control involving a sale by the SKM and Trimaran holders exceeding specified financial hurdles, if our owners following such a change of control elect not to continue Mr. Buller’s employment with us.

Item 14. Independent Registered Accounting Firm Fees and Services

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, and fees for other services rendered by PricewaterhouseCoopers LLP during the respective periods.

Type of Fees	2003	2004
Audit fees (1)	$751	$484
Audit Related Fees (2)	—	—
Tax fees (3)	98	151
All other fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.
(2)	Audit related fees were for assurance and related services related to employee benefit plans and consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules. There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent accounting firm.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a) Exhibits, Financial Statements and Schedules:

1. Financial Statements. See Index to Consolidated Financial Statements included on Page F-1.

2. Financial Statement Schedule. See Schedule II, which is included on page S-1.

3. List of Exhibits. See Index of Exhibits included on page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 31, 2005	Date: March 31, 2005
Signing on behalf of the	Signing on behalf of the
Registrants and as principal	Registrants and as principal
officer	accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 31st day of March, 2005.

/s/ Herbert Buller	Chairman of the Board of Managers of Norcraft GP, L.L.C., the General Partner of the Registrants
Herbert Buller

/s/ Jay Bloom	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Jay Bloom

/s/ David Kim	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
David Kim

/s/ Michael Maselli	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Michael Maselli

/s/ Christopher Reilly	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Christopher Reilly

/s/ Mark Buller	President, Chief Executive Officer and Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Mark Buller

Norcraft Holdings, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-6
Consolidated Statements of Members’ Equity and Comprehensive Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-8
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-10
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-7
Consolidated Statements of Member’s Equity and Comprehensive Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-9
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-11
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, LLC (Predecessor)

Report of Independent Registered Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. (“Successor Company”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 18, 2005

Report of Independent Registered Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Companies, L.P. (“Successor Company”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 18, 2005

Report of Independent Registered Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cashflows of Norcraft Companies LLC (“Predecessor Company”) for the period from January 1, 2003 through October 20, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2004

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P. (Successor)		Norcraft Companies, L.P. (Successor)
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$823	$2,583	$823	$2,583
Trade accounts receivable, net	33,056	24,063	33,056	24,063
Inventories	21,886	16,948	21,886	16,948
Prepaid expenses	1,497	2,000	1,497	2,000

Total current assets	57,262	45,594	57,262	45,594

Property, plant and equipment, net	34,959	32,168	34,959	32,168

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	61,664	66,131	61,664	66,131
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	12,523	11,509	9,116	11,509
Display cabinets, net	6,034	3,861	6,034	3,861
Deposits	91	120	91	120

Total other assets	277,771	279,080	274,364	279,080

Total assets	$369,992	$356,842	$366,585	$356,842

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,000	$—	$5,000
Accounts payable	7,299	6,704	7,299	6,704
Accrued expenses	19,888	23,375	19,888	23,375

Total current liabilities	27,187	35,079	27,187	35,079

Long-term debt	263,752	190,000	180,500	190,000

Total liabilities	290,939	225,079	207,687	225,079
Commitments and contingencies
Members’ equity	79,053	131,763	158,898	131,763

Total liabilities and members’ equity	$369,992	$356,842	$366,585	$356,842

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Successor
	Year Ended December 31, 2004	For the Period October 21, 2003 through December 31, 2003
Net sales	$330,275	$52,777

Cost of sales	227,433	36,341

Gross profit	102,842	16,436

Selling, general and administrative expenses	58,244	10,168

Income from operations	44,598	6,268

Other expense (income):
Interest expense	18,815	3,217
Amortization of deferred financing costs	2,714	391
Other, net	(58)	610

	21,471	4,218

Net income	$23,127	$2,050

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Successor		Predecessor
	Year Ended December 31, 2004	For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003	Year Ended December 31, 2002
Net sales	$330,275	$52,777	$203,899	$203,860

Cost of sales	227,433	36,341	135,918	141,705

Gross profit	102,842	16,436	67,981	62,155

Selling, general and administrative expenses	58,244	10,168	37,721	36,031
Other	—	—	4,127	—

Income from operations	44,598	6,268	26,133	26,124

Other expense (income):
Interest expense	15,897	3,217	1,422	2,574
Amortization of deferred financing costs	2,589	391	267	301
Other, net	(58)	610	638	641

	18,428	4,218	2,327	3,516

Net income	$26,170	$2,050	$23,806	$22,608

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

Predecessor Basis	Norcraft Companies, L.P.
	Class A Members	Class B Members	Total
Members’ equity at January 1, 2002	$35,106	$1,441	$36,547
Management equity pool contributions	—	693	693
Member tax distributions declared	(5,657)	(232)	(5,889)
Net income	21,771	837	22,608

Members’ equity at December 31, 2002	51,220	2,739	53,959
Member tax distributions declared	(8,574)	(398)	(8,972)
Net income	22,893	913	23,806

Members’ equity at October 20, 2003	$65,539	$3,254	$68,793

Successor Basis	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Issuance of members’ interest	$129,561	$—	$—
Management equity pool contributions	97	—	—
Cumulative translation adjustment	55	55	55
Net income	2,050	—	2,050

Balance, December 31, 2003	131,763	55	2,105
Issuance of members’ interest	3,608	—	—
Distribution to members	(77,181)	—	—
Repurchase of members’ interest	(535)	—	—
Member tax distributions declared	(1,651)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	23,127	—	23,127

Balance, December 31, 2004	$79,053	$(23)	$25,154

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

Successor Basis	Norcraft Companies, L.P.
	Member’s Equity	Accumulated other comprehensive income (loss)	Total comprehensive income
Issuance of member’s interest	$129,561	$—	$—
Management equity pool contributions	97	—	—
Cumulative translation adjustment	55	55	55
Net income	2,050	—	2,050

Member’s equity at December 31, 2003	131,763	55	2,105
Issuance of member’s interest	3,608	—	—
Distribution to member	(379)	—	—
Repurchase of member interest	(535)	—	—
Member tax distributions declared	(1,651)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	26,170	—	26,170

Member’s equity at December 31, 2004	$158,898	$(23)	$28,197

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Successor
	Year Ended December 31, 2004	For the Period October 21, 2003 through December 31, 2003
Cash flows from operating activities:
Net income	$23,127	$2,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,278	637
Amortization:
Customer relationships	4,467	869
Deferred financing costs	2,714	391
Display cabinets	3,179	563
Provision for uncollectible accounts receivable	2,206	202
Provision for obsolete and excess inventory	(40)	(46)
Provision for warranty claims	2,329	384
Accreted interest borrowings on senior notes	2,918	—
Stock compensation expense	386	—
(Gain) loss on disposal of assets	(7)	1
Change in operating assets and liabilities:
Accounts receivable	(11,193)	3,616
Inventories	(4,938)	1,352
Prepaid expenses	504	(37)
Other assets	29	(28)
Accounts payable and accrued liabilities	(2,788)	154

Net cash provided by operating activities	27,171	10,108

Cash flows from investing activities:
Acquisition of Norcraft Companies LLC, net of cash acquired of $1,327	—	(316,334)
Proceeds from sale of property and equipment	77	2
Purchase of property, plant and equipment	(7,036)	(1,690)
Purchase of display cabinets	(5,352)	(432)

Net cash used in investing activities	(12,311)	(318,454)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable resulting from Norcraft acquisition	—	150,000
Borrowings on bank term loan resulting from Norcraft acquisition	—	45,000
Borrowings on bank revolving loan resulting from Norcraft acquisition	—	5,000
Issuance of successor company members’ equity	—	129,561
Borrowings on senior discount notes payable	80,334	—
Distribution to members	(77,181)	—
Payment of financing costs	(3,728)	(11,900)
Book overdrafts payable	—	(1,884)
Payments on Bank Revolving Loan	(8,500)	(5,000)
Borrowings on Bank Revolving Loan	8,500	—
Payments on term loan	(14,500)	—
Proceeds from issuance of member interests	553	97
Repurchase of members interests	(535)	—
Tax distributions to members	(1,651)	—

Net cash (used in) provided by financing activities	(16,708)	310,874

Effect of exchange rates on cash	88	55

Net (decrease) increase in cash	(1,760)	2,583

Cash, beginning of the period	2,583	—

Cash, end of period	$823	$2,583

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,235	$1,052

Supplemental disclosure of non-cash transactions:
Members’ interest recorded for consideration other than cash	$3,055	$—

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Successor		Predecessor
	Year Ended December 31, 2004	For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003	Year Ended December 31, 2002
Cash flows from operating activities:
Net income	$26,170	$2,050	$23,806	$22,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,278	637	2,696	2,897
Amortization:
Customer relationships	4,467	869	—	—
Deferred financing costs	2,589	391	267	301
Display cabinets	3,179	563	2,101	2,197
Provision for uncollectible accounts receivable	2,206	202	2,040	1,876
Provision for obsolete and excess inventory	(40)	(46)	517	1,937
Provision for warranty claims	2,329	384	1,687	2,813
Stock compensation expense	386	—	—	—
Loss on impairment of Yucca facility	—	—	4,127	—
(Gain) loss on disposal of assets	(7)	1	108	—
Change in operating assets and liabilities:
Accounts receivable	(11,193)	3,616	(11,430)	(4,255)
Inventories	(4,938)	1,352	(3,467)	(1,163)
Prepaid expenses	504	(37)	480	(605)
Other assets	29	(28)	4	(59)
Accounts payable and accrued liabilities	(2,788)	154	2,798	(786)

Net cash provided by operating activities	27,171	10,108	25,734	27,761

Cash flows from investing activities:
Acquisition of Norcraft Companies LLC, net of cash acquired of $1,327	—	(316,334)	—	—
Acquisition of Starmark, Inc., net of cash acquired of $106	—	—	—	(15,655)
Proceeds from sale of property and equipment	77	2	212	—
Purchase of property, plant and equipment	(7,036)	(1,690)	(1,428)	(1,772)
Purchase of Yucca capital lease	—	—	(5,000)	—
Purchase of display cabinets	(5,352)	(432)	(2,300)	(2,349)

Net cash used in investing activities	(12,311)	(318,454)	(8,516)	(19,776)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable resulting from Norcraft acquisition	—	150,000	—	—
Borrowings on bank term loan resulting from Norcraft acquisition	—	45,000	—	—
Borrowings on bank revolving loan resulting from Norcraft acquisition	—	5,000	—	—
Issuance of successor company members’ equity	—	129,561		—
Borrowings on senior discount notes payable	—	—	—	—
Distribution to Holdings	(379)	—	—	—
Payment of financing costs	(196)	(11,900)	—	—
Book overdrafts payable	—	(1,884)	489	(71)
Payments on Bank Revolving Loan	(8,500)	(5,000)	(48,990)	(58,179)
Borrowings on Bank Revolving Loan	8,500	—	49,712	60,288
Payments on term loan	(14,500)	—	(9,421)	(7,948)
Payments on capital lease	—	—	(7)	(9)
Proceeds from issuance of member interests	553	97	—	693
Repurchase of members interests	(535)	—	—	—
Tax distributions to members	(1,651)	—	(8,973)	(2,713)

Net cash (used in) provided by financing activities	(16,708)	310,874	(17,190)	(7,939)

Effect of exchange rates on cash	88	55	—	—

Net (decrease) increase in cash	(1,760)	2,583	28	46

Cash, beginning of the period	2,583	—	59	13

Cash, end of period	$823	$2,583	$87	59

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,235	$1,052	$1,349	$2,667

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$—	$—	$—	$3,176

Members’ interest recorded for consideration other than cash	$3,055	$—	$—	$—

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of presentation and Change in Reporting Entity

Norcraft Holdings L.L.C. was formed on August 21, 2003 as a Delaware corporation to acquire all the outstanding membership units of Norcraft Companies LLC (“Predecessor”). On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

The predecessor financial statements have been presented at their historical cost basis. The successor financial statements have been prepared giving effect to the purchase transaction, including capitalization of the Company in accordance with EITF 88-16, Basis in Leverage Buyout Transactions, as a partial purchase.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2004 or 2003. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

2.	Nature of Company

The Company is a manufacturer and national distributor of kitchen and bathroom cabinetry to dealers, wholetailers, who sell to end users in the repair and remodeling and new home construction markets, contractors, builders and home centers. Manufacturing is conducted from owned premises located in Kansas, Minnesota, North Carolina, South Dakota, Virginia and Winnipeg, Canada.

3.	Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. In 2002, 2003, and 2004, no one customer accounted for more than 7% of net sales. The Company generally does not require collateral from its customers, but does maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

The Company states inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company maintains allowances for estimated obsolete or excess inventories. These allowances are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements — 20 years or the life of the underlying lease, factory equipment — 7 years, vehicles — 5 years, office and data processing equipment — 3 to 5 years.

Display Cabinets

The cost of cabinetry displays are capitalized when provided to the Company’s dealers and are amortized over 36 months, which represents the period they are expected to be on display for customer viewing.

Goodwill

Prior to 2002, goodwill, representing the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over fifteen years. On January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets (SFAS No. 142).” Goodwill and intangible assets with indefinite lives are no longer amortized. SFAS No. 142 requires these assets’ carrying values be assessed annually, or when events or changes in circumstances indicate a potential impairment in relation to estimated fair market values. Their have been no impairment charges in 2004. The Predecessor had no such impairment in 2003 or 2002.

Intangible Assets

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is considered a definite lived intangible asset in accordance with SFAS 142 and is being amortized using the straight-line method over its estimated useful life of 15 years. Brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone® are considered indefinite lived intangible assets under SFAS 142. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill to evaluate realizability of carrying values. The fair value of the indefinite-lived assets is determined for the annual impairment testing using the Royalty Savings Method, which is a variation of the income approach.

Amortization expense related to customer relationships for the year ended December 31, 2004 and for the period from October 21, 2003 to December 31, 2003 of $4.5 million and $0.9 million, respectively, is included in selling, general, and administrative expenses in the consolidated statement of income for the period. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets on a periodic basis, taking into consideration any events or circumstances that might result in diminished fair value. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances which might result in a diminished fair value or revised useful life.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets periodically to determine if facts or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds fair value of the assets.

Deferred Financing Costs

Issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for fiscal year 2004, the period from October 21, 2003 through December 31, 2003, the period from January 1, 2003 through October 20, 2003, and for fiscal year 2002 totaled approximately $2.7 million, $0.4 million, $0.3 million, and $0.3 million, respectively.

Norcraft’s amortization of such costs for fiscal year 2004, the period from October 21, 2003 through December 31, 2003, the period from January 1, 2003 through October 20, 2003, and for fiscal year 2002 totaled approximately $2.6 million, $0.4 million, $0.3 million, and $0.3 million, respectively.

Future estimated aggregate amortization expense at December 31, 2004 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2005	$2,633	$2,278
2006	2,396	2,006
2007	2,103	1,674
2008	1,678	1,209
2009	1,172	694

Foreign Currency Translation/Transactions

The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statement of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of members’ equity. Also recorded as translation adjustments in members’ equity are transaction gains and losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.

Segment Information

The Company has one operating segment, consisting of the following divisions: Mid Continent, Ultra Craft and StarMark as well as its subsidiary, Norcraft Canada Corporation. As all three divisions have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, the Company has deemed it appropriate to aggregate these operating divisions into one reportable segment.

The single reportable segment operates in the manufacturing, assembling and finishing of kitchen and bathroom cabinetry in the United States and Canada. The Company sells its products primarily to kitchen and bath cabinetry dealers as well as to wholesale retailers, or wholetailers, who in turn sell to end users in the repair and remodeling and new home construction markets. The Company also sells directly to home builders. The Company has national distribution capabilities for all of its brands through six manufacturing facilities, four service and distribution centers, one warehouse, and five retail locations.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The Company’s product offering includes stock, semi-custom and custom cabinets. No single customer accounted for 10 percent or more of net sales.

The following table summarizes the net sales for each of the Company’s divisions and subsidiaries:

	Successor		Predecessor
	Year Ended December 31, 2004	For the Period October 21, 2003 through December 31, 2003	For the Period January 1, 2003 through October 20, 2003	Year Ended December 31, 2002
Mid Continent cabinetry	$210,474	$34,173	$128,864	$129,267
UltraCraft cabinetry	54,718	8,121	33,172	31,004
StarMark cabinetry	68,528	11,071	45,797	47,181
Norcraft Canada	6,114	59	—	—
Elimination of inter-divisional and inter-company	(9,559)	(647)	(3,934)	(3,592)

	$330,275	$52,777	$203,899	$203,860

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer.

Shipping and Handling Costs

The Company classifies freight chargeback billings to customers as a component of net sales in the statement of income and the related cost is included as a component of cost of sales.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.6 million for the year ended December 31, 2004, $0 for the period October 21, 2003 through December 31, 2003, $0.3 million for the period January 1, 2003 through October 21, 2003 and $0.3 million for the year ended December 31, 2002.

Volume-Based Incentives

These incentives typically involve rebates or refunds of a specified amount of cash consideration that are redeemable only if the customer completes a specified cumulative level of sales transactions. Under incentive programs of this nature, the Company estimates the anticipated rebate to be paid and allocates a portion of the estimated cost of the rebate to each underlying sales transaction with the customer. The estimated rebates are recorded as a reduction of revenue in the period of sale based on historical redemption rates.

Marketing Programs

Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statement of income.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Product Warranties

The Company provides warranties for its products ranging from three years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates.

Income Taxes

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. However, the Company is subject to various state and local taxes.

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the award less any consideration received in exchange for the award.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.	Acquisition

On October 21, 2003, Holdings acquired all issued and outstanding membership units of Norcraft Companies LLC. The total purchase price was $335.0 million including related acquisition costs of $15.5 million. The acquisition was funded through $150.0 million in senior subordinated notes, $50.0 million from a senior credit facility and $135.0 million in equity investor cash, in-kind contributions and rollover of management equity.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets based on their respective fair values at the date of acquisition as determined by an independent valuation obtained by the Company. The purchase allocation resulted in goodwill of $148.5 million. Goodwill was assigned at the reporting level and is deductible for income tax purposes.

The consolidated financial statements have been prepared giving effect to the purchase transaction in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase. Under EITF 88-16, 2.3% of the transaction is accounted for at the continuing members’ carryover basis resulting in a decrease in net assets acquired of $5.4 million.

The following table summarizes the purchase allocation based upon the estimated fair values of the assets acquired and liabilities assumed:

Cash		$1,327
Accounts receivable		27,881
Inventories		18,254
Prepaid expenses and other current assets		1,962
Property, plant and equipment		31,119
Other assets		15,985
Identifiable assets subject to amortization:
Customer relationships, 15 year life	$67,000
Identifiable intangible assets not subject to amortization:
Brand names	49,000

Total identifiable intangible assets		116,000
Goodwill		148,459

Total assets acquired		360,987

Accounts payable		7,700
Accrued other expenses		23,726

Total liabilities assumed		31,426

Net assets acquired		$329,561

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

On March 25, 2002, the Predecessor Company acquired substantially all of the assets and assumed certain liabilities of StarMark, Inc., SMI Retail Corp., and SMI Transportation Inc. (collectively referred to as “StarMark”) for cash consideration of approximately $14.8 million, exclusive of acquisition costs of approximately $0.9 million. The acquisition was funded through the Heller Financial revolving loan (Note 8). StarMark is a semi-custom manufacturer and national distributor of framed cabinetry. The acquisition was accounted for as a purchase and the accompanying financial statements include the results of StarMark’s operations since the acquisition date. The following table summarizes the purchase allocation based upon estimated fair values of the assets acquired and liabilities assumed:

2002
Current assets	$11,198
Property, plant and equipment	8,644
Capitalized displays	1,989
Deferred financing costs	401

Total assets acquired	22,232
Current liabilities	(6,471)

Net assets acquired	$15,761

Concurrent with the acquisition of StarMark, the Predecessor Company implemented plans to exit certain StarMark operations, including StarMark’s Kitchen and Bath Ideas Virginia retail store. Exit costs included approximately $1.1 million for closing and severance costs related to these planned activities. Net income for the period January 1, 2003 through October 20, 2003 and the year ended December 31, 2002 includes $0.1 million and $0.2 million of net losses generated from the Virginia retail store, respectively. These losses include $0.02 million and $0.04 million of depreciation expense, respectively.

The following unaudited pro forma information presents the results of operations for the two years ended December 31, 2003 and assumes that the Norcraft and StarMark acquisitions referred to above occurred on January 1, 2002 and January 1, 2001, respectively. The unaudited pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization and interest expense associated with the acquisitions and do not necessarily reflect actual results that would have occurred:

	2003	2002
Pro forma net sales	$256,676	$214,518
Pro forma net income	8,892	1,945

The pro forma amounts reflected above include one-time charges for incentive compensation associated with the sale of Norcraft Companies LLC of $2.1 million, the Yucca distribution center lease termination impairment charge of $4.1 million that was terminated in contemplation of the Acquisition and $0.4 million of acquisition cost paid by the Predecessor.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

5.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2004	2003
Trade accounts receivable, gross	$34,306	$25,924
Less: Allowance for uncollectible accounts	(1,250)	(1,861)

Trade accounts receivable, net	$33,056	$24,063

6.	Inventories

Inventories consist of the following:

	2004	2003
Raw materials and supplies	$12,289	$11,689
Work in process	6,060	3,784
Finished goods	5,134	3,510

	23,483	18,983
Allowance for obsolescence	(1,597)	(2,035)

	$21,886	$16,948

Supplier Concentration

The Company purchased approximately 17.8% of its raw materials during 2004 from its largest supplier, to take advantage of a favorable pricing relationship with that entity.

7.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2004	2003
Land	$2,357	$2,362
Buildings and improvements	19,302	17,327
Factory equipment	13,942	9,756
Vehicles	93	90
Office and data processing equipment	3,069	2,318
Construction in progress	1,095	952

	39,858	32,805
Less: accumulated depreciation	(4,899)	(637)

	$34,959	$32,168

8.	Accrued expenses

Accrued expenses consist of the following:

	2004	2003
Salaries, wages and employee benefits	$9,957	$14,394
Commissions, rebates and marketing programs	4,111	3,188
Interest	2,343	2,763
Other	3,477	3,030

	$19,888	$23,375

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

9.	Product Warranties

Liabilities for product warranties as of December 31, 2004, 2003, and October 20, 2003:

	Successor 2004	Successor For the Period October 21, 2003 through December 31, 2003	Predecessor For the Period January 1, 2003 through October 20, 2003
Beginning balance	$372	$408	$386
Accruals for warranties—current	2,329	384	1,687
Settlements made during the period	(2,181)	(420)	(1,665)

Ending balance	$520	$372	$408

10.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2004	2003	2004	2003
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000

Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	83,252	—	—	—

Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% and 3.25% at December 31, 2004 and 2003, respectively, due in ascending quarterly installments with final payment of the outstanding balance due on October 20, 2010)	30,500	45,000	30,500	45,000

Total debt	263,752	195,000	180,500	195,000
Less - current portion	—	(5,000)	—	(5,000)

Long-term debt	$263,752	$190,000	$180,500	$190,000

Future maturities of long-term debt at December 31, 2004 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2005	$—	$—
2006	6,536	6,536
2007	6,536	6,536
2008	8,714	8,714
2009	8,714	8,714
Thereafter	233,252	150,000

	$263,752	$180,500

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds)

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

At any time on or after September 1, 2008, Holdings may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to redeem all, but not less than all, of the Senior Notes at a purchase price equal to 101% of the accreted value plus a make-whole premium as defined.

Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2004, Holdings was in compliance with all such provisions.

Senior Subordinated Notes

On October 21, 2003, concurrent with the Acquisition, an offering of $150 million, 9% senior subordinated notes (the “Senior Subordinated Notes”) due in 2011 was completed by Norcraft Companies, L.P. and Norcraft Finance Corporation, co-issuers. Interest payments are required semiannually on May 1 and November 1, and began on May 1, 2004. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, the Company has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

If the Company experiences a change of control prior to November 1, 2007, they may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined.

If the Company experiences a change of control subsequent to November 1, 2007, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The following represents certain stand-alone information as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the senior subordinated notes.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets	$56,156	$—	$1,106	$—	$57,262
Property, plant and equipment	30,829	—	4,130		34,959
Investments in Norcraft Canada	2,016	—	—	(2,016)	—
Other assets	277,259	—	213	(3,108)	274,364

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585

Current liabilities	$26,862	$—	$325		$27,187
Current portion of long-term debt	—	—	—	$—	—
Long-term debt	180,500	—	3,108	(3,108)	180,500
Members’ equity	158,898	—	2,016	(2,016)	158,898

Total liabilities and members’ equity	$366,260	$—	$5,449	$(5,124)	$366,585

As of December 31, 2003

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets	$45,203	$—	$391	$—	$45,594
Property, plant and equipment	28,485	—	3,683	—	32,168
Investments in Norcraft Canada	2,875	—	—	(2,875)	—
Other assets	280,140	—	213	(1,273)	279,080

Total assets	$356,703	$—	$4,287	$(4,148)	$356,842

Current liabilities	$29,940	$—	$139	$—	$30,079
Current portion of long-term debt	5,000	—	—	—	5,000
Long-term debt	190,000	—	1,273	(1,273)	190,000
Members’ equity	131,763	—	2,875	(2,875)	131,763

Total liabilities and members’ equity	$356,703	$—	$4,287	$(4,148)	$356,842

(1)	Co-issuers.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$330,275	$—	$6,114	$(6,114)	$330,275
Cost of sales	226,880	—	6,667	(6,114)	227,433

Gross profit	103,395	—	(553)	—	102,842
Loss from investment in Canadian Subsidiary	(783)	—	—	783	—
Selling, general and administrative expenses	58,019	—	225	—	58,244

Income (loss) from operations	44,593	—	(778)	783	44,598
Other expense:
Interest expense	15,897	—	—	—	15,897
Amortization of deferred financing Costs	2,589	—	—	—	2,589
Other, net	(63)	—	5	—	(58)

	18,423	—	5	—	18,428

Net income	$26,170	$—	(783)	783	$26,170

For the Period from October 21, 2003 through December 31, 2003

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$52,777	$—	$59	$(59)	$52,777
Cost of sales	36,199	—	201	(59)	36,341

Gross profit	16,578	—	(142)	—	16,436
Loss from investment in Canadian Subsidiary	(147)	—	—	147	—
Selling, general and administrative expenses	10,139	—	29	—	10,168

Income (loss) from operations	6,292	—	(171)	147	6,268
Other expense (income):
Interest expense	3,241	—	(24)	—	3,217
Amortization of deferred financing costs	391	—	—	—	391
Other, net	610	—	—	—	610

	4,242	—	(24)	—	4,218

Net income	$2,050	$—	$(147)	$147	$2,050

(1)	Co-issuers.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$26,270	$—	$(901)	$—	$27,171
Cash flows from investing activities	(13,233)	—	(913)	1,835	(12,311)
Cash flows from financing activities	(16,708)	—	1,835	(1,835)	(16,708)
Cumulative translation adjustment	—	—	88	—	88

Net increase in cash	(3,671)	—	109	—	(1,760)
Cash, beginning of period	2,533	—	50	—	2,583

Cash, end of period	$664	$—	$159	$—	$823

For the Period from October 21, 2003 through December 31, 2003

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$10,263	$—	$(155)	$—	$10,108
Cash flows from investing activities	(318,604)	—	(1,123)	1,273	(318,454)
Cash flows from financing activities	310,874	—	1,273	(1,273)	310,874
Cumulative translation adjustment	—	—	55	—	55

Net increase in cash	2,533	—	50	—	2,583
Cash, beginning of period	—	—	—	—	—

Cash, end of period	$2,533	$—	$50	$—	$2,583

(1)	Co-issuers.

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds and a $45.0 million term loan maturing on October 21, 2008. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At December 31, 2004, the revolver had an interest rate of LIBOR plus 2.25% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $3.5 million of letters of credit were outstanding at December 31, 2004 and December 31, 2003. The total available credit under the revolver at December 31, 2004 and December 31, 2003 was $21.6 million.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these covenants at December 31, 2004.

Norcraft’s senior credit facility and the indenture governing their senior subordinated notes each contain restrictions on their ability to pay dividends and make certain other payments to Holdings, Pursuant to each arrangement, Norcraft may subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain interests of Holdings, (ii) the payment by Holdings, of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business and (iii) permitted income tax distributions by Holdings, to its limited partners.

During 2004, Norcraft made advance debt payments on the term loan facility and may continue to do so in the future.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Predecessor Bank Debt

The Predecessor Company amended their credit agreement with Heller (as lender and agent) dated June 16, 1998 (“Agreement”) on March 25, 2002. Borrowings under the revolving loan were limited to the lesser of $27.0 million or the sum of 85% of eligible accounts receivable and 65% of eligible inventories, as defined. Interest on the revolving loan was 6.25% at December 31, 2002. The revolving loan would have matured on May 31, 2005. Borrowings under the Agreement, which include the term notes payable, were collateralized by substantially all of the Predecessor Company’s assets. The Agreement contained covenants which required maintenance of certain financial ratios and limited various business transactions. At December 31, 2002, the Predecessor Company was not in compliance with certain covenants for which a waiver dated March 12, 2003 was received.

The Heller term notes required the Predecessor Company to make mandatory prepayments of 50% of the excess cash flow, as defined, for each fiscal year. A cash flow prepayment was required for the year ended December 31, 2002 and is included in the current portion of debt in the amount of $4.5 million.

Concurrent with the acquisition of Norcraft Companies LLC, all outstanding debt was repaid on October 21, 2003.

11.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair market values of financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	150,000	161,250	150,000	150,000
9.75% Senior Discount Notes	83,252	87,910	—	—
Senior Secured Credit Facility	30,500	30,653	45,000	45,000

	Norcraft Companies, L.P.
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	150,000	161,250	150,000	150,000
Senior Secured Credit Facility	30,500	30,653	45,000	45,000

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2004 and 2003, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values.

12.	Members’ Equity

At December 31, 2004 and 2003, there were 135,484,362 and 135,137,133 Class A limited partnership units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the Limited Partnership Agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

related regulations. The Limited Partnership Agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

Predecessor Members’ Equity

At December 31, 2002, there were 1,435,357 Class A and 65,961 Class B member share interests issued and outstanding. Class A members were entitled to one vote per share interest held. As provided in the operating agreement, income, gain, loss, deduction or credit were allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. Concurrent with the acquisition the predecessor’s members’ shares were either acquired or converted into limited partnership units.

The Operating Agreement provided for the Predecessor Company to make distributions to its members for payment of federal and state income taxes arising from the Predecessor Company’s operations equal to 42% of the Predecessor Company’s taxable income. Other distributions could have been made to members pro rata in accordance with their respective interests at the sole discretion of the Operating Board. As of December 31, 2002, the Company had recorded a members’ distribution payable in the amount of $3.2 million.

Management Incentive Plan

The Company accounts for stock options and measures the compensation cost at the grant date based on the fair value of the award and recognizes the cost over the vesting period.

The Company adopted a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D membership units in Holdings, to selected employees. Under the terms of the Plan the units begin to vest on the December 31, following the date of grant with 50% of the units vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each unit entitles the unit holder the option to purchase one unit of the parent’s Class A units. All units will be issued with an exercise price equal to the then fair value of the parent’s Class A units. In connection with the acquisition, 5,149,147 units were granted with an exercise price of $1.00 per unit. With the issuance of the $118.0 million in 9 3/4% Senior Discount Notes and related limited partner distribution, the exercise price was amended to $0.45 per unit. The fair value of the options issued is valued based on the Black-Scholes option-pricing model. The fair value is reflected as compensation expense as the units vest. Compensation expense related to stock options was $0.4 million year ended December 31, 2004, with no such expense in 2003.

The following table sets forth information about the fair value of the option grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2004	2003
Weighted-average fair value of options granted	$0.68	$0.17
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.39%	3.26%
Volatility	0.0%	0.0%
Expected lives	4.86	5.86

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

A summary of stock option activity under the plan is as follows:

	2004		October 21, 2003 through December 31, 2003
	Units	Weighted-Average Exercise Price	Units	Weighted-Average Exercise Price
Beginning balance	5,149,147	$1.00	—	—
Granted	285,714	$1.00	5,149,147	$1.00
Pricing amendment	—	$0.45	—	—
Exercised	—	—	—	—
Forfeited/Expired	(469,870)	$0.45	—	—

Ending balance	4,964,991	$0.45	5,149,147	$1.00

Exercisable balance	992,998	$0.45	—	—

13.	Employee Benefit Plan

The Predecessor Company was a participant in the Pfingsten Partners, L.L.C. (an affiliate of a Class A member) 401(k) plan (a multiple employer plan) (the “Predecessor Plan”). Certain professionals of Pfingsten Partners, L.L.C. served as trustees of the Plan. Substantially all employees of the Predecessor Company were eligible to participate in the Predecessor Plan. The Predecessor Plan, established under the provisions of Section 401(k) of the Internal Revenue Code, provides, among other things, for the Predecessor Company to make discretionary contributions. Company contributions to the Predecessor Plan for the period from January 1, 2003 to October 20, 2003 and for the years ended December 31, 2002 were $0.5 million, and $0.4 million, respectively. On September 15, 2003, the Predecessor Company transferred its participation in this plan to its own Norcraft 401(k) Retirement Plan (the “Norcraft Plan”).

The Norcraft Plan, established under the provisions of Section 401(k) of the Internal Revenue Code, provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan for 2004 and for the period from October 21, 2003 to December 31, 2003 were $0.6 million and $0.1 million, respectively.

14.	Related Party Transactions

The Company has an agreement with two of its majority limited partners, Saunders Karp & Megrue, LLC and Trimaran Fund Management, LLC to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense was $1.0 million and $0.2 million for 2004 and for the period October 21, 2003 through December 31, 2003, respectively. Additionally, the Company paid $3.3 million in transaction fees to its majority limited partners which have been recorded as deferred financing cost.

The Predecessor Company had an agreement with Pfingsten Partners, L.L.C., an affiliate of a Class A member, to provide management services to the Predecessor Company. The agreement expired upon the sale of the Company on October 21, 2003. Management fees charged to expense was $0.3 million for the period January 1, 2003 through October 20, 2003 and $0.3 million for the year ended December 31, 2002.

In August 2003, the Predecessor Company distributed $6.0 million to existing equity holders who subsequently purchased the property underlying the capital lease for the Yucca distribution center for $5.7 million. On August 29, 2003, the Predecessor Company terminated the capital lease and entered into a new short-term lease for this distribution center. Because the $5.7 million purchase price for the Yucca distribution center exceeded the

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

estimated fair value of the property, for financial statement presentation purposes, the Predecessor Company recognized a net loss of approximately $4.1 million in August 2003, representing a lease termination expense and the effect of removing from its financial statements the asset and obligation under the capital lease.

15.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $1.6 million for the year ended December 31, 2004, $0.3 million for the period October 21, 2003 through December 31, 2003, $1.0 million for the period January 1, 2003 through October 20, 2003 and $0.7 million for the years ended December 31, 2002. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2004 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2004, are as follows:

Year Ending December 31,	Amount
2005	$1,395
2006	1,225
2007	946
2008	973
2009	585

$5,124

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

16.	Unaudited Supplemental Quarterly Data

The following unaudited quarterly consolidated financial data is presented for the fourth quarter of 2004 (successor basis), the period from October 21, 2003 to December 31, 2003 (successor basis), and the period from October 1, 2003 to October 20, 2003 (predecessor basis).

	Norcraft Holdings, L.P. (Successor)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$68,593	$88,090	$89,186	$84,406
Cost of sales	45,794	58,832	62,069	60,738

Gross profit	22,799	29,258	27,117	23,668
Selling, general and administrative expenses	13,322	15,189	14,751	14,982

Income from operations	9,477	14,069	12,366	8,686
Other expense:
Interest expense	3,938	4,039	5,046	5,792
Amortization of deferred financing costs	628	616	654	814
Other, net	(4)	(85)	1	32

	4,562	4,570	5,701	6,638

Net income	$4,915	$9,499	$6,665	$2,048

	Norcraft Companies, L.P. (Successor)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net sales	$68,593	$88,090	$89,186	$84,406
Cost of sales	45,794	58,832	62,069	60,738

Gross profit	22,799	29,258	27,117	23,668
Selling, general and administrative expenses	13,322	15,189	14,751	14,982

Income from operations	9,477	14,069	12,366	8,686
Other expense:
Interest expense	3,938	4,039	4,093	3,827
Amortization of deferred financing costs	628	616	627	715
Other, net	(4)	(85)	1	32

	4,562	4,570	4,721	4,574

Net income	$4,915	$9,499	$7,645	$4,112

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

	Predecessor				Successor
	First Quarter	Second Quarter	Third Quarter	For the period October 1, 2003 through October 20, 2003	For the period October 21, 2003 through December 31, 2003
2003
Net sales	$55,784	$64,611	$69,654	$13,850	$52,777
Cost of sales	37,498	42,892	46,780	8,748	36,341

Gross profit	18,286	21,719	22,874	5,102	16,436
Selling, general and administrative expenses	9,769	11,244	11,536	5,172	10,168
Other	—	—	4,127	—	—

Income from operations	8,517	10,475	7,211	(70)	6,268
Other expense:
Interest expense	494	470	355	103	3,217
Amortization of deferred financing costs	83	83	83	18	391

Other, net	—	381	185	72	610
	577	934	623	193	4,218

Net income	$7,940	$9,541	$6,588	$(263)	$2,050

17.	New Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (EITF) No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which provides new guidance for assessing impairment losses on debt and equity investments. The new impairment model applies to investments accounted for under the cost or equity method and investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. EITF No. 03-01 also includes new disclosure requirements for cost method investments and for all investments that are in an unrealized loss position. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-01; however the disclosure requirements remain effective and the applicable ones have been adopted for our year-end 2004. We do not expect this guidance to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the third quarter of 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43 (“SFAS No. 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-periodic charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29, (“SFAS No. 153”). SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect this standard to have a significant impact on our consolidated financial statements.

18.	Subsequent Event

Effective January 1, 2005, Norcraft changed its vacation policy. Under the old policy, employees were advanced the full annual allowable number of vacation hours that they would earn that year on January 1. These hours had to be used by the end of the year as any unused hours could not be carried forward to the following year. Under the new policy, one-half of the annual allowable number of vacation hours will be advanced as of January 1, 2005. The remaining half will be earned on a pro-rata basis over the remainder of the year. Any unused hours at December 31, 2005 can be carried forward into the following year, up to 150% of each employee’s annual allowable vacation hours. Beginning in 2006, 40 hours will be advanced to each employee at the beginning of the year. As a result of this policy change, Norcraft expects to reduce its employee vacation accrual by approximately $1.6 million as of January 1, 2005 and have a further reduction of vacation expense over the course of 2005 of approximately $0.4 million.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2004
Allowance for uncollectible accounts	$1,861	$2,206	$(2,817)	$1,250
Inventory allowance for obsolescence	1,937	(40)	(326)	1,571
Warranty reserves	372	2,329	(2,181)	520

10/21/03-12/31/03
Allowance for uncollectible accounts	$1,615	$202	$44	$1,861
Inventory allowance for obsolescence	2,060	(46)	(77)	1,937
Warranty reserves	408	384	(420)	372

01/01/03-10/20/03
Allowance for uncollectible accounts	$1,422	$2,040	$(1,847)	$1,615
Inventory allowance for obsolescence	1,866	517	(323)	2,060
Warranty reserves	386	1,687	(1,665)	408

2002
Allowance for uncollectible accounts	$629	$1,876	$(1,083)	$1,422
Inventory allowance for obsolescence	856	1,937	(927)	1,866
Warranty reserves	104	2,813	(2,531)	386

S-1

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Norcraft Holdings, L.P. Amended and Restated Agreement of Limited Partnership, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.2 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.3	First Amendment to Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of August 17, 2004 (incorporated by reference to Exhibit 3.3 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004)

3.4	Certificate of Incorporation of Norcraft Capital Corp. (incorporated by reference to Exhibit 3.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.5	By-Laws of Norcraft Capital Corp. (incorporated by reference to Exhibit 3.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.6	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.7	Norcraft GP, L.L.C Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4% Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P, Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4% Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P, Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

10.3	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.4	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent, and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.5	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

Exhibit	Description
10.6	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.7	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.8	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.9	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.10	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.12	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James, Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.13	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.18	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to David Van Horne (incorporated by reference to Exhibit 10.12 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

12.1 *	Statements re: Computation of Ratios.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.