Form 10-Q/A
period 2004-09-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2005-09-21
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(800) 297-0661

(Address, including zip code and telephone number, including area code of Registrant’s and Co-Registrants’ principal executive offices)

Mark Buller Chief Executive Officer		Leigh Ginter Chief Financial Officer

Norcraft Companies L.P.
3020 Denmark Avenue, Suite 100
Eagan, MN 55121
(800) 297-0661

(Names, address, including zip code and telephone number, including area code of Agents for Service)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒.

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

EXPLANATORY NOTE

During the routine review of Norcraft Holdings, L.P.’s (“Holdings”) Form 10-Q for the period ended June 30, 2005, Holdings examined the classification on its balance sheet of a portion of its outstanding limited partnership units. The Company had classified these securities as a component of stockholders’ equity in its financial statements for the periods ended September 30, 2004 filed in its Form 10-Q with the SEC (the “Original Filing”).

Based on the review of the terms and conditions of outstanding limited partnership units, Holdings noted that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units at fair market value, subject to limitations on the repurchase of equity contained in Norcraft Companies, L.P.’s (“Norcraft,” together with Holdings, the “Company”) senior credit facility and the indentures governing the Company’s outstanding senior discount notes and senior subordinated notes. Because such a provision could result in a cash liquidation of the limited partnership units that is outside the control of the Company, management has concluded that these outstanding limited partnership units should be classified as a component of members’ equity subject to put request, or mezzanine equity and not a component of members’ equity, or permanent equity on the Company’s balance sheet. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. The restated financial statements for the period ended September 30, 2004 are reflected in this Amendment to the Company’s Quarterly Report on Form 10-Q. The restatement is a correction in classification of certain limited partnership units of Holdings between members’ equity subject to put request, or mezzanine equity, and members’ equity, or permanent equity, on the balance sheet and has no impact on the Company’s historical statements of operations or cash flows. See further discussion in Note 8. In addition to this amended Form 10-Q for the quarter ended September 30, 2004, the Company has also amended its Forms 10-Q for the quarter ended March 31, 2005 and its Form 10-K for the year ended December 31, 2004.

Pursuant to this Form 10-Q/A—Norcraft Holdings, L.P. amends the following information previously included in the fiscal 2004 Form 10-Q filed on November 12, 2004:

•	Item 1: Unaudited Condensed Consolidated Financial Statements

•	Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

•	Condensed Consolidated Statements of Changes in Members’ Equity for the period ended September 30, 2004

•	Note 8: Restatement

•	Item 4: Controls and Procedures

Additionally, this Form 10-Q/A contains new exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-Q/A. Except for the amended information described above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Fling or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	Norcraft Holdings, L.P. (Successor)		Norcraft Companies, L.P. (Successor)
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
	(Restated. See Note 8)	(Restated. See Note 8)
ASSETS
Current assets:
Cash	$237	$2,583	$237	$2,583
Trade accounts receivable, net	36,888	24,063	36,888	24,063
Inventories	23,804	16,948	23,804	16,948
Prepaid expenses	1,064	2,000	1,064	2,000

Total current assets	61,993	45,594	61,993	45,594
Property, plant and equipment, net	34,616	32,168	34,616	32,168
Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	62,781	66,131	62,781	66,131
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	12,978	11,509	9,638	11,509
Display cabinets, net	5,773	3,861	5,773	3,861
Deposits	88	120	88	120

Total other assets	279,079	279,080	275,739	279,080

Total assets	$375,688	$356,842	$372,348	$356,842

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,000	$—	$5,000
Book overdrafts payable	1,666	—	1,666	—
Accounts payable	10,011	6,704	10,011	6,704
Accrued expenses	24,630	23,375	24,630	23,375
Members’ distribution payable	549	—	549	—

Total current liabilities	36,856	35,079	36,856	35,079
Long-term debt	261,787	190,000	180,500	190,000
Members’ equity subject to put request	26,385	22,354	—	—
Members’ equity	50,660	109,409	154,992	131,763

Total liabilities and members’ equity	$375,688	$356,842	$372,348	$356,842

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

Norcraft Holdings, L.P.

Condensed Consolidated Statements of Changes in Members’ Equity

(in thousands)

(unaudited)

Successor Basis

	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
	(Restated. See Note 8)
Members’ equity at December 31, 2003, as previously reported	$131,763	$131,763
Restatement adjustment	(22,354)	—

Members’ equity at December 31, 2003, restated	109,409	131,763
Issuance of members interest	3,529	3,529
Accretion on members’ interest subject to put request	(4,031)	—
Distribution to members	(77,182)	(215)
Repurchase of members interest	(68)	(68)
Tax dividend accrual	(1,985)	(1,985)
Cumulative translation adjustment	(91)	(91)
Net income	21,079	22,059

Members’ equity at September 30, 2004, restated	$50,660	$154,992

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004 Successor	2003 Predecessor	2004 Successor	2003 Predecessor
Cash flows from operating activities:
Net income	$21,079	$24,070	$22,059	$24,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,129	2,234	3,129	2,234
Amortization:
Customer relationships	3,350	—	3,350	—
Deferred financing costs	1,898	249	1,871	249
Display cabinets	2,239	1,951	2,239	1,951
Accreted interest borrowings on senior notes	953	—	—	—
Compensation expense related to stock options	307	—	307	—
Loss on impairment of Yucca facility	—	4,129	—	4,129
(Gain) Loss on sale of equipment	(2)	107	(2)	107
Change in operating assets and liabilities:
Accounts receivable	(12,825)	(9,104)	(12,825)	(9,104)
Inventories	(6,873)	(2,015)	(6,873)	(2,015)
Prepaid expenses	936	390	936	390
Other assets	29	2	29	2
Accounts payable and accrued liabilities	7,221	5,432	7,221	5,432

Net cash provided by operating activities	21,441	27,445	21,441	27,445

Cash flows from investing activities:
Proceeds from sale of property and equipment	13	205	13	205
Purchase of property, plant and equipment	(5,644)	(1,407)	(5,644)	(1,407)
Purchase of Yucca capital lease	—	(5,000)	—	(5,000)
Purchase of display cabinets	(4,150)	(2,172)	(4,150)	(2,172)

Net cash used in investing activities	(9,781)	(8,374)	(9,781)	(8,374)

Cash flows from financing activities:
Borrowings on senior subordinated notes payable	80,334	—	—	—
Distribution to members	(77,182)	—	—	—
Payment of financing costs	(3,367)	—	(215)	—
Book overdrafts payable	1,666	(201)	1,666	(201)
Payments on Bank Revolving Loan	(3,500)	(48,364)	(3,500)	(48,364)
Borrowings on Bank Revolving Loan	3,500	48,151	3,500	48,151
Payments on term loan	(14,500)	(6,420)	(14,500)	(6,420)
Payments on capital lease	—	(7)	—	(7)
Proceeds from issuance of member interests	553	—	553	—
Repurchase of members interests	(68)	—	(68)	—
Tax distributions to members	(1,436)	(12,185)	(1,436)	(12,185)

Net cash used in financing activities	(14,000)	(19,026)	(14,000)	(19,026)

Cumulative translation adjustment	(6)	—	(6)	—

Net (decrease) increase in cash	(2,346)	45	(2,346)	45

Cash, beginning of the period	2,583	59	2,583	59

Cash, end of period	$237	$104	$237	$104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,019	$1,444	$9,019	$1,444

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$549	$3,412	$549	$3,412

Members’ interest recorded for consideration other than cash	$2,976	$—	$2,976	$—

See notes to condensed consolidated financial statements.

Norcraft Holdings, L.P.           Norcraft Companies L.P.

Notes to Condensed Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of presentation

As more fully discussed in Note 8, Norcraft Holdings, L.P. restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 and statements of members’ equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 included in the accompanying consolidated audited financial statements to correct a classification error related to outstanding limited partnership units held by certain members of management.

The unaudited consolidated financial statements of Norcraft Holdings, L.P. (“Holdings”) include the accounts of its wholly owned subsidiary, Norcraft Companies, L.P. (“Norcraft,” a separate public reporting company, together with Holdings, the “Company”). In August 2004, Holdings and Norcraft Capital Corp., a wholly owned subsidiary, issued $118.0 million of 9¾% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs and associated accrued liabilities, and related interest expense, net of taxes, all other assets, liabilities, income expenses and cash flows presented for all periods represent those of its wholly owned subsidiary Norcraft.

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

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest will accrue on the notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9¾% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

At any time on or after September 1, 2008, Holdings’ may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

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

As of September 30, 2004, Norcraft was in compliance with all such covenants.

7.	Accrued expenses

Accrued expenses consist of the following:

	Successor
	September 30, 2004	December 31, 2003
Salaries, wages and employee benefits	$11,515	$14,394
Commissions, rebates and marketing programs	3,879	3,188
Interest	5,814	2,763
Other	3,422	3,030

	$24,630	$23,375

8.	Restatement of Holdings Financial Statements

Holdings has restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 and the related consolidated statements of changes in members’ equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 because it had incorrectly accounted for a portion of its outstanding limited partnership units subject to put request held by certain members of management that should have been classified as members’ equity subject to put request. Specifically, the limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income.

These restatements do not impact amounts already reported as net sales, net income, nor will they result in a default under any provisions in our credit agreement or indentures. In addition, these restatements do not impact the financial statements of the operating company, Norcraft Companies, L.P.

Summarized below are the significant effects of the restatement:

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	Norcraft Holdings, L.P. (Successor)
	September 30, 2004
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash	$237	$—	$237
Trade accounts receivable, net	36,888	—	36,888
Inventories	23,804	—	23,804
Prepaid expenses	1,064	—	1,064

Total current assets	61,993	—	61,993

Property, plant and equipment, net	34,616	—	34,616
Other assets:
Goodwill	148,459	—	148,459
Customer relationships, net	62,781	—	62,781
Brand names	49,000	—	49,000
Deferred financing costs, net	12,978	—	12,978
Display cabinets, net	5,773	—	5,773
Deposits	88	—	88

Total other assets	279,079	—	279,079

Total assets	$375,688	$—	$375,688

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—
Book overdrafts payable	1,666	—	1,666
Accounts payable	10,011	—	10,011
Accrued expenses	24,630	—	24,630
Members’ distribution payable	549	—	549

Total current liabilities	36,856	—	36,856
Long-term debt	261,787	—	261,787
Members’ equity subject to put request	—	26,385	26,385
Members’ equity	77,045	(26,385)	50,660

Total liabilities and members’ equity	$375,688	$—	$375,688

Norcraft Holdings, L.P.

Condensed Consolidated Statements of Changes in Members’ Equity

(in thousands)

(unaudited)

Successor Basis

	Norcraft Holdings, L.P.
	As Previously Reported	Restatement Adjustments	Restated
Members’ equity at December 31, 2003	$131,763	$(22,354)	$109,409
Issuance of members interest	3,529	—	3,529
Accretion on members’ interest subject to put request	—	(4,031)	(4,031)
Distribution to members	(77,182)	—	(77,182)
Repurchase of members interest	(68)	—	(68)
Tax dividend accrual	(1,985)	—	(1,985)
Cumulative translation adjustment	(91)	—	(91)
Net income	21,079	—	21,079

Members’ equity at September 30, 2004	$77,045	$(26,385)	$50,660

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Holdings’ management, under the supervision of and with the participation of Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Holdings’ disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Management had previously concluded Holdings’ disclosure controls and procedures were effective as of September 30, 2004. However, in connection with the restatement described below and in Note 8 of this report, management determined that a material weakness existed in Holdings’ internal control over financial reporting. Because of this material weakness, management determined that Holdings’ disclosure controls and procedures were not effective as of September 30, 2004 to ensure that all material information required to be included in Holdings’ reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, Holdings’ management performed additional analysis and other post-closing procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects Holdings’ financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Consideration of the Restatement

The restatement corrects an error in Holdings’ consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005, related to certain limited partnership units held by management and previously classified as permanent equity. The limited partnership agreement of Holdings provides that certain employee equity holders may request Holdings to repurchase their limited partnership units upon either their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Holdings has determined the partnership units subject to this put request are contingently redeemable shares and should therefore be classified as temporary, or members’ equity subject to put request. Further, to the extent that there is a change in the fair value of these partnership units, Holdings will record a corresponding change in the carrying value of the members’ equity subject to put request and a change in members’ equity.

Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the corrections were material to its 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Accordingly, management concluded that it would restate its previously issued 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarter ended September 30, 2004 and March 31, 2005.

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2004, Holdings did not maintain effective control over financial reporting to ensure members’ equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable units was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as, Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could result in a misstatement of members’ equity that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

We have developed a plan to remediate the identified material weaknesses. Several elements of our remediation plan, which were initiated in September 2005, can only be accomplished over time. In connection with our remedial efforts to date, both the Chief Financial Officer and the Controller of Holdings’ have evaluated EITF D-98: Classification and Measurement of Redeemable Securities and other relevant accounting literature. The purpose of this evaluation was to strengthen management’s understanding of the appropriate presentation and disclosure of members’ equity in accordance with accounting principles generally accepted in the United States of America, specifically related to non-routine transactions.

Changes in Internal Control over Financial Reporting

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

Limitations on the Effectiveness of Controls

Holdings’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Holdings’ internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Holdings’ are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Holdings’ assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: September 20, 2005	Date: September 20, 2005
Signing on behalf of the Registrant and as principal officer	Signing on behalf of the Registrant and as principal accounting officer