Form 10-K/A
period 2004-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2005-09-21
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

During the review of Norcraft Holdings, L.P.’s (“Holdings”) Form 10-Q for the period ended June 30, 2005, Holdings examined the classification on its balance sheet of a portion of its outstanding limited partnership units. The Company had classified these securities as a component of stockholders’ equity in its financial statements for the year ended December 31, 2004 filed in its Form 10-K with the SEC (the “Original Filing”).

Based on the review of the terms and conditions of the outstanding limited partnership units, Holdings noted that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units at fair market value, subject to limitations on the repurchase of equity contained in Norcraft Companies, L.P.’s (“Norcraft,” together with Holdings, the “Company”) senior credit facility and the indentures governing the Company’s outstanding senior discount notes and senior subordinated notes. Because such a provision could result in a cash liquidation of the limited partnership units that is outside the control of the Company, management has concluded that these outstanding limited partnership units should be classified as a component of members’ equity subject to put request, or mezzanine equity, and not a component of members’ equity, or permanent equity on the Company’s balance sheet. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. The restated financial statements for each of the years in the periods ended December 31, 2004 and 2003 are reflected in this Amendment to the Company’s Annual Report on Form 10-K. The restatement is a correction in classification of certain limited partnership units of Holdings between members’ equity subject to put request, or mezzanine equity, and members’ equity, or permanent equity on the balance sheet and has no impact on the Company’s historical statements of operations or cash flows. See further discussion in Note 19. In addition to this amended Form 10-K for the year ended December 31, 2004, the Company has also amended its Forms 10-Q for the quarters ended September 30, 2004, and March 31, 2005.

Pursuant to this Form 10-K/A—Norcraft Holdings, L.P. amends the following information previously included in the fiscal 2004 Form 10-K filed on March 31, 2005:

•	Item 6: Selected Financial Data

•	Item 8: Financial Statements

•	Item 9A: Controls and Procedures

•	Item 13: Certain Relationships and Related Transactions

Additionally, this Form 10-K/A contains new exhibits 31.1, 31.2, 32.1 and 32.2, dated the date of the filing of this Form 10-K/A. Except for the amended information described above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Fling or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

Item 6. Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report. The predecessor company financial statements have been presented at their historical cost basis. The successor company financial statements have been prepared giving effect to the Acquisition (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), including recapitalization of our company in accordance with EITF 88-16, Basis in Leveraged Buyout Transactions, as a partial purchase. The selected data presented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, the period ended December 31, 2000, are derived from the unaudited financial statements of Norcraft.

	Predecessor				Norcraft Holdings L.P.
					Successor
	Fiscal Year Ended December 31,			For the Period January 1, 2003 through October 20, 2003	For the Period October 21 through December 31, 2003	Fiscal Year Ended December 31, 2004
	2000	2001	2002
Statement of Operations Data:
Net sales	$113,696	$136,855	$203,860	$203,899	$52,777	$330,275
Cost of sales	91,854	96,607	141,705	135,918	36,341	227,433

Gross profit	21,842	40,248	62,155	67,981	16,436	102,842
Selling, general and administrative expense	24,069	30,026	36,031	37,721	10,168	58,244
Other	—	—	—	4,127	—	—

Income/(loss) from operations	(2,227)	10,222	26,124	26,133	6,268	44,598
Interest expense	4,252	3,585	2,574	1,422	3,217	18,815
Amortization of deferred financing costs	119	198	301	267	391	2,714
Other, net	189	12	641	638	610	(58)

Total other expense	4,560	3,795	3,516	2,327	4,218	21,471
Income/(loss) from continuing operations	(6,787)	6,427	22,608	23,806	2,050	23,127
Income/(loss) from discontinued operations	(510)	(439)	—	—	—	—
Loss on disposal of discontinued operations	—	(4,049)	—	—	—	—

Net income/(loss)	$(7,297)	$1,939	$22,608	$23,806	$2,050	$23,127

Other Financial Data:
Ratio of earnings to fixed charges (2)	—	2.6x	8.2x	12.8x	1.6x	2.0x

	December 31,
	2000(1)	2001(1)	2002(1)	2003	2004
	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$82,023	$80,773	$103,940	$356,842	$369,992
Total debt	42,514	30,597	24,749	195,000	263,752
Members’ equity subject to put request, restated (3)	—	—	—	22,354	26,377
Members’ equity (3)	34,056	36,547	53,959	109,409	52,676

	Norcraft Companies L.P.
	Predecessor				Successor
	Fiscal Year Ended December 31,			For the Period January 1, 2003 through October 20, 2003	For the Period October 21 through December 31, 2003	Fiscal Year Ended December 31, 2004
	2000	2001	2002
Statement of Operations Data:
Net sales	$113,696	$136,855	$203,860	$203,899	$52,777	$330,275
Cost of sales	91,854	96,607	141,705	135,918	36,341	227,433

Gross profit	21,842	40,248	62,155	67,981	16,436	102,842
Selling, general and administrative expense	24,069	30,026	36,031	37,721	10,168	58,244
Other	—	—	—	4,127	—	—

Income/(loss) from operations	(2,227)	10,222	26,124	26,133	6,268	44,598
Interest expense	4,252	3,585	2,574	1,422	3,217	15,897
Amortization of deferred financing costs	119	198	301	267	391	2,589
Other, net	189	12	641	638	610	(58)

Total other expense	4,560	3,795	3,516	2,327	4,218	18,428
Income/(loss) from continuing operations	(6,787)	6,427	22,608	23,806	2,050	26,170
Income/(loss) from discontinued operations	(510)	(439)	—	—	—	—
Loss on disposal of discontinued operations	—	(4,049)	—	—	—	—

Net income/(loss)	$(7,297)	$1,939	$22,608	$23,806	$2,050	$26,170

Other Financial Data:
Ratio of earnings to fixed charges (2)	—	2.6x	8.2x	12.8x	1.6x	2.4x

	December 31,
	2000(1)	2001(1)	2002(1)	2003	2004
	(dollar amounts in thousands)
Balance Sheet Data:
Total assets	$82,023	$80,773	$103,940	$356,842	$366,585
Total debt	42,514	30,597	24,749	195,000	180,500

(1)	Predecessor company.
(2)	For purposes of determining the ratio earnings to fixed charges, earnings consist of net income before fixed charges. Fixed charges consist of interest expense, the amortization of deferred debt issuance costs, capitalized interest, and the interest portion of our rent expense (assumed to be one-third of total rent expense). For the year ended December 31, 2000 earnings were insufficient to cover fixed charges by $2.2 million.
(3)	Holdings has restated its previously audited consolidated balance sheets as of December 31, 2004 and 2003. A portion of its outstanding limited partnership units held by certain members of management was reclassified to members’ equity subject to put request from members’ equity. Specifically, the limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use its commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Any changes in the fair market value of these units are reported as accretion on members’ interest subject to put request in the statement of members’ equity and comprehensive income.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Holdings’ management, under the supervision of and with the participation of Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Holdings’ disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K/A. Management had previously concluded Holdings’ disclosure controls and procedures were effective as of December 31, 2004. However, in connection with the restatement described below and in Note 19 of this report, management determined that a material weakness existed in Holdings’ internal control over financial reporting. Because of this material weakness, management determined that Holdings’ disclosure controls and procedures were not effective as of December 31, 2004 to ensure that all material information required to be included in Holdings’ reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, Holdings’ management performed additional analysis and other post-closing procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects Holdings’ financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of December 31, 2004, Holdings did not maintain effective control over financial reporting to ensure members’ equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable units was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as, Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could result in a misstatement of members’ equity that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

Item 13. Certain Relationships and Related Transactions

ARRANGEMENTS WITH OUR INVESTORS

The holders of limited partnership units of Holdings entered into a limited partnership agreement simultaneous with the closing of the Acquisition. The limited partnership agreement contains agreements among the holders of Holdings’ limited partnership units with respect to the transfer of such units, including rights of first offer, tag-along rights, drag-along rights, preemptive rights and registration rights. Certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability. Following such a request, Holdings must use its commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes Units held by our managers and the investors associated with Mark Buller are subject to a right of repurchase by Holdings.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this xx day of August, 2005.

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
Mark Buller

Norcraft Holdings, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-6
Consolidated Statements of Members’ Equity and Comprehensive Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-8
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-10
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, L.P. (Successor)

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2004 and 2003	F-5
Consolidated Statements of Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-7
Consolidated Statements of Member’s Equity and Comprehensive Income for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-9
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period October 21, 2003 through December 31, 2003	F-11
Notes to Consolidated Financial Statements	F-12

Norcraft Companies, LLC (Predecessor)

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-4
Statement of Income for the periods from January 1, 2003 through October 20, 2003 and for the year ended December 31, 2002	F-7
Statements of Members’ Equity and Comprehensive Income for the periods from January 1, 2003 through October 20, 2003 and for the year ended December 31, 2002	F-8
Statements of Cash Flows from January 1, 2003 through October 20, 2003 and for the year ended December 31, 2002	F-11
Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying restated consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. (“Successor Company”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 19, the Company has restated its consolidated balance sheets for the years ended December 31, 2004 and 2003 and its consolidated statements of members’ equity and comprehensive income for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 18, 2005, except for

the restatement described in

Note 19 as to which the

date is September 20, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Norcraft Companies, L.P. (“Successor Company”) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, Norcraft Companies LLC (“Predecessor Company”) results of their operations and its cash flows for the period from January 1, 2003 through October 20, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 24, 2004

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P. (Successor)		Norcraft Companies, L.P. (Successor)
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
	(Restated. See Note 19)	(Restated. See Note 19)
ASSETS
Current assets:
Cash and cash equivalents	$823	$2,583	$823	$2,583
Trade accounts receivable, net	33,056	24,063	33,056	24,063
Inventories	21,886	16,948	21,886	16,948
Prepaid expenses	1,497	2,000	1,497	2,000

Total current assets	57,262	45,594	57,262	45,594
Property, plant and equipment, net	34,959	32,168	34,959	32,168
Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	61,664	66,131	61,664	66,131
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	12,523	11,509	9,116	11,509
Display cabinets, net	6,034	3,861	6,034	3,861
Deposits	91	120	91	120

Total other assets	277,771	279,080	274,364	279,080

Total assets	$369,992	$356,842	$366,585	$356,842

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,000	$—	$5,000
Accounts payable	7,299	6,704	7,299	6,704
Accrued expenses	19,888	23,375	19,888	23,375

Total current liabilities	27,187	35,079	27,187	35,079
Long-term debt	263,752	190,000	180,500	190,000
Commitments and contingencies
Members’ equity subject to put request	26,377	22,354	—	—
Members’ equity	52,676	109,409	158,898	131,763

Total liabilities and members’ equity	$369,992	$356,842	$366,585	$356,842

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

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

Predecessor Basis

	Norcraft Companies, L.P.
	Class A Members	Class B Members	Total
Members’ equity at January 1, 2002	$35,106	$1,441	$36,547
Management equity pool contributions	—	693	693
Member tax distributions declared	(5,657)	(232)	(5,889)
Net income	21,771	837	22,608

Members’ equity at December 31, 2002	51,220	2,739	53,959
Member tax distributions declared	(8,574)	(398)	(8,972)
Net income	22,893	913	23,806

Members’ equity at October 20, 2003	$65,539	$3,254	$68,793

Successor Basis

	Norcraft Holdings, L.P.
	Members’ equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
	(Restated. See Note 19)
Issuance of members’ interest, restated	$108,448	$—	$—
Management equity pool contributions	97	—	—
Accretion on members’ interest subject to put request	(1,241)	—	—
Cumulative translation adjustment	55	55	55
Net income	2,050	—	2,050

Balance, December 31, 2003, restated	109,409	55	2,105
Issuance of members’ interest	3,608	—	—
Distribution to members	(77,181)	—	—
Repurchase of members’ interest	(535)	—	—
Accretion on members’ interest subject to put request	(4,023)	—	—
Member tax distributions declared	(1,651)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	23,127	—	23,127

Balance, December 31, 2004, restated	$52,676	$(23)	$25,154

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

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of presentation and Change in Reporting Entity

As more fully discussed in Note 19, Norcraft Holdings, L.P. restated its December 31, 2004 and 2003 consolidated balance sheets and statements of members’ equity and comprehensive income for the year ended December 31, 2004 and for the period from October 21, 2003 through December 31, 2003 included in the accompanying consolidated audited financial statements to correct a classification error related to outstanding limited partnership units held by certain members of management.

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ wholly owned subsidiary, issued $118.0 million of 9¾% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

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

Goodwill

Prior to 2002, goodwill, representing the excess of purchase price over the fair value of net assets acquired, was being amortized on a straight-line basis over fifteen years. On January 1, 2002, the Predecessor adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets (SFAS No. 142).” Goodwill and intangible assets with indefinite lives are no longer amortized. SFAS No. 142 requires these assets’ carrying values be assessed annually, or when events or changes in circumstances indicate a potential impairment in relation to estimated fair market values. There have been no impairment charges in 2004. The Predecessor had no such impairment in 2003 or 2002.

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

On October 21, 2003, Holdings acquired all issued and outstanding membership units of Norcraft Companies LLC The total purchase price was $335.0 million including related acquisition costs of $15.5 million. The acquisition was funded through $150.0 million in senior subordinated notes, $50.0 million from a senior credit facility and $135.0 million in equity investor cash, in-kind contributions and rollover of management equity.

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
Identifiable intangible assets subject to amortization:
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

For the Period from October 21,2003 through December 31,2003

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

For the Period from October 21,2003 through December 31,2003

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

Norcraft’s senior credit facility and the indenture governing their senior subordinated notes each contain restrictions on their ability to pay dividends and make certain other payments to Holdings. Pursuant to each arrangement, Norcraft may subject to certain limitations, pay dividends or make such payments in connection with (i) repurchases of certain interests of Holdings, (ii) the payment by Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business and (iii) permitted income tax distributions by Holdings to its limited partners.

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

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2004 and 2003, there were 23.9 million and 21.2 million units subject to the put request, respectively.

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

In August 2003, the Predecessor Company distributed $6.0 million to existing equity holders who subsequently purchased the property underlying the capital lease for the Yucca distribution center for $5.7 million. On August 29, 2003, the Predecessor Company terminated the capital lease and entered into a new short-term lease for this distribution center. Because the $5.7 million purchase price for the Yucca distribution center exceeded the estimated fair value of the property, for financial statement presentation purposes, the Predecessor Company recognized a net loss of approximately $4.1 million in August 2003, representing a lease termination expense and the effect of removing from its financial statements the asset and obligation under the capital lease.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the first quarter of 2006. We do not expect this standard to have a significant impact on our consolidated financial statements.

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

19.	Restatement of Holdings Financial Statements

Holdings has restated its previously audited consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of changes in members’ equity and comprehensive income for the year ended December 31, 2004 and for the period October 1, 2003 through December 31, 2003 because it had incorrectly accounted for a portion of its outstanding limited partnership units held by certain members of management that should have been classified as members’ equity subject to put request. Specifically, the limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Any changes in the fair market value of these units are reported as changes in members’ interest subject to put request in the statement of members’ equity and comprehensive income.

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

Summarized below are the significant effects of the restatement:

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P. (Successor)
	December 31, 2004
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$823	$—	$823
Trade accounts receivable, net	33,056	—	33,056
Inventories	21,886	—	21,886
Prepaid expenses	1,497	—	1,497

Total current assets	57,262	—	57,262
Property, plant and equipment, net	34,959	—	34,959
Other assets:
Goodwill	148,459	—	148,459
Customer relationships, net	61,664	—	61,664
Brand names	49,000	—	49,000
Deferred financing costs, net	12,523	—	12,523
Display cabinets, net	6,034	—	6,034
Deposits	91	—	91

Total other assets	277,771	—	277,771

Total assets	$369,992	$—	$369,992

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—
Accounts payable	7,299	—	7,299
Accrued expenses	19,888	—	19,888

Total current liabilities	27,187	—	27,187
Long-term debt	263,752	—	263,752
Commitments and contingencies
Members’ equity subject to put request	—	26,377	26,377
Members’ equity	79,053	(26,377)	52,676

Total liabilities and members’ equity	$369,992	$—	$369,992

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P. (Successor)
	December 31, 2003
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,583	$—	$2,583
Trade accounts receivable, net	24,063	—	24,063
Inventories	16,948	—	16,948
Prepaid expenses	2,000	—	2,000

Total current assets	45,594	—	45,594
Property, plant and equipment, net	32,168	—	32,168
Other assets:
Goodwill	148,459	—	148,459
Customer relationships, net	66,131	—	66,131
Brand names	49,000	—	49,000
Deferred financing costs, net	11,509	—	11,509
Display cabinets, net	3,861	—	3,861
Deposits	120	—	120

Total other assets	279,080	—	279,080

Total assets	$356,842	$—	$356,842

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—	$5,000
Accounts payable	6,704	—	6,704
Accrued expenses	23,375	—	23,375

Total current liabilities	35,079	—	35,079
Long-term debt	190,000	—	190,000
Commitments and contingencies
Members’ equity subject to put request	—	22,354	22,354
Members’ equity	131,763	(22,354)	109,409

Total liabilities and members’ equity	$356,842	$—	$356,842

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

Successor Basis

	Norcraft Holdings, L.P.
	Members’ Equity
	As Previously Reported	Restatement Adjustments	Restated
Issuance of members’ interest	$129,561	$(21,113)	$108,448
Management equity pool contributions	97	—	97
Accretion on members’ interest subject to put request	—	(1,241)	(1,241)
Cumulative translation adjustment	55	—	55
Net income	2,050	—	2,050

Balance, December 31, 2003	131,763	(22,354)	109,409
Issuance of members’ interest	3,608	—	3,608
Distribution to members	(77,181)	—	(77,181)
Repurchase of members’ interest	(535)	—	(535)
Accretion on members’ interest subject to put request	—	(4,023)	(4,023)
Member tax distributions declared	(1,651)	—	(1,651)
Cumulative translation adjustment	(78)	—	(78)
Net income	23,127	—	23,127

Balance, December 31, 2004	$79,053	$(26,377)	$52,676