Form 10-Q/A
period 2005-03-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2005-09-21
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(800) 297-0661

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

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

EXPLANATORY NOTE

During the routine review of Norcraft Holdings, L.P.’s (“Holdings”) Form 10-Q for the period ended June 30, 2005, Holdings examined the classification on its balance sheet of a portion of its outstanding limited partnership units. The Company had classified these securities as a component of stockholders’ equity in its financial statements for the periods ended March 31, 2005 filed in its Form 10-Q with the SEC (the “Original Filing”).

Based on the review of the terms and conditions of outstanding limited partnership units, Holdings noted that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units at fair market value, subject to limitations on the repurchase of equity contained in Norcraft Companies, L.P.’s (“Norcraft,” together with Holdings, the “Company”) senior credit facility and the indentures governing the Company’s outstanding senior discount notes and senior subordinated notes. Because such a provision could result in a cash liquidation of the limited partnership units that is outside the control of the Company, management has concluded that these outstanding limited partnership units should be classified as a component of members’ equity subject to put request, or mezzanine equity and not a component of members’ equity, or permanent equity on the Company’s balance sheet. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. The restated financial statements for the periods ended March 31, 2005 are reflected in this Amendment to the Company’s Quarterly Report on Form 10-Q. The restatement is a correction in classification of certain limited partnership units of Holdings between members’ equity subject to put request, or mezzanine equity, and members’ equity, or permanent equity, on the balance sheet and has no impact on the Company’s historical statements of operations or cash flows. See further discussion in Note 9. In addition to this amended Form 10-Q for the quarter ended March 31, 2005, the Company has also amended its Forms 10-Q for the quarter ended September 30, 2004 and its Form 10-K for the year ended December 31, 2004.

Pursuant to this Form 10-Q/A—Norcraft Holdings, L.P. amends the following information previously included in the Form 10-Q for the period ended March 31, 2005 filed on May 16, 2005:

•	Item 1: Unaudited Consolidated Financial Statements

•	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

•	Consolidated Statements of Changes in Member’s Equity for the period ended March 31, 2004

•	Note 8: Restatement

•	Item 4: Controls and Procedures

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

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
	(Restated. See Note 9)	(Restated. See Note 9)
ASSETS
Current assets:
Cash	$2,572	$823	$2,572	$823
Trade accounts receivable, net	36,738	33,056	36,738	33,056
Inventories	24,158	21,886	24,158	21,886
Prepaid expenses	1,574	1,497	1,575	1,497

Total current assets	65,042	57,262	65,043	57,262
Property, plant and equipment, net	35,568	34,959	35,568	34,959
Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	60,548	61,664	60,548	61,664
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	11,835	12,523	8,513	9,116
Display cabinets, net	6,711	6,034	6,711	6,034
Deposits	91	91	91	91

Total other assets	276,644	277,771	273,322	274,364

Total assets	$377,254	$369,992	$373,933	$366,585

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,313	$—	$1,313	$—
Accounts payable	11,131	7,299	11,131	7,299
Accrued expenses	20,323	19,888	20,323	19,888
Members’ distribution payable	1,000	—	1,000

Total current liabilities	33,767	27,187	33,767	27,187
Long-term debt	258,437	263,752	173,187	180,500

Commitments and contingencies
Members’ equity subject to put request	32,282	26,377	—	—
Members’ equity	52,768	52,676	166,979	158,898

Total liabilities and members’ equity	$377,254	$369,992	$373,933	$366,585

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Net sales	$91,954	$68,593	$91,954	$68,593
Cost of sales	63,102	45,794	63,102	45,794

Gross profit	28,852	22,799	28,852	22,799
Selling, general and administrative expenses	15,034	13,322	15,034	13,322

Income from operations	13,818	9,477	13,818	9,477
Other expense (income):
Interest expense	5,891	3,938	3,893	3,938
Amortization of deferred financing costs	688	628	602	628
Other, net	—	(4)	—	(4)

	6,579	4,562	4,495	4,562

Net income	$7,239	$4,915	$9,323	$4,915

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
	(Restated. See Note 9)
Balance, December 31, 2004, as previously reported	$79,053	$(23)	$25,154
Restatement adjustment	(26,377)	—	—

Balance, December 31, 2004, restated	$52,676	$(23)	$25,154
Issuance of members’ interest	52	—	—
Accretion on members’ interest subject to put request	(5,905)	—	—
Distribution to members	(3)	—	—
Repurchase of member’s interest	(236)	—	—
Member tax distributions declared	(1,000)	—	—
Cumulative translation adjustment	(55)	(55)	(55)
Net income	7,239	—	7,239

Balance, March 31, 2005, restated	$52,768	$(78)	$32,338

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$158,898	$(23)	$28,197
Issuance of member’s interest	52	—	—
Distribution to members	(3)	—	—
Repurchase of member’s interest	(236)	—	—
Member tax distributions declared	(1,000)	—	—
Cumulative translation adjustment	(55)	(55)	(55)
Net income	9,323	—	9,323

Balance, March 31, 2005	$166,979	$(78)	$37,465

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$7,239	$4,915	$9,323	$4,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	1,190	1,015	1,190	1,015
Amortization:
Customer relationships	1,116	1,117	1,116	1,117
Deferred financing costs	688	628	602	628
Display cabinets	910	617	910	617
Provision for uncollectible accounts receivable	194	190	194	190
Provision for obsolete and excess inventory	150	(10)	150	(10)
Provision for warranty claims	715	456	715	436
Accreted interest borrowings on senior notes	1,998	—	—	—
Stock compensation expense	52	—	52	—
Loss (gain) on sale of equipment	54	(3)	54	(3)
Change in operating assets and liabilities:
Accounts receivable	(3,878)	(4,138)	(3,878)	(4,138)
Inventories	(2,431)	(3,267)	(2,431)	(3,267)
Prepaid expenses	(78)	271	(78)	271
Other assets	—	11	—	11
Accounts payable and accrued liabilities	3,546	291	3,546	311

Net cash provided by operating activities	11,465	2,093	11,465	2,093

Cash flows from investing activities:
Proceeds from sale of property and equipment	10	13	10	13
Purchase of property, plant and equipment	(1,863)	(2,090)	(1,863)	(2,090)
Purchase of display cabinets	(1,587)	(1,601)	(1,587)	(1,601)

Net cash used in investing activities	(3,440)	(3,678)	(3,440)	(3,678)

Cash flows from financing activities:
Payments on term loan	(6,000)	(1,250)	(6,000)	(1,250)
Proceeds from issuance of member interests	—	908	—	908
Repurchase of members’ interests	(236)	—	(236)	—
Tax distributions to members	(3)	—	(3)	—

Net cash used in financing activities	(6,239)	(342)	(6,239)	(342)
Effect of exchange rates on cash	(37)	(65)	(37)	(65)

Net increase (decrease) in cash	1,749	(1,992)	1,749	(1,992)
Cash, beginning of the period	823	2,583	823	2,583

Cash, end of period	$2,572	$591	$2,572	$591

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$472	$597	$472	$597

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$1,000	$—	$1,000	$—

See notes to consolidated financial statements.

Norcraft Holdings, L.P.             Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

As more fully discussed in Note 9, Norcraft Holdings, L.P. restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 and statements of member’s equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 included in the accompanying consolidated audited financial statements to correct a classification error related to outstanding limited partnership units held by certain members of management.

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies LLC. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for 2004, as filed with the commission. The interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 include all normal recurring adjustments which management considers necessary for fair presentation.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the reward less any consideration received in exchange for the award. Compensation expense related to stock options was $0.05 million for the three months ended March 31, 2005 with no such expense for the three months ended March 31, 2004.

During the first quarter of 2005, the Company granted no additional options.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31, 2005	December 31, 2004
Trade accounts receivable, gross	$38,131	$34,306
Less: Allowance for uncollectible accounts	(1,393)	(1,250)

	$36,738	$33,056

4.	Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials and supplies	$15,326	$12,289
Work in process	5,877	6,060
Finished goods	4,514	5,134

	25,717	23,483
Allowance for obsolescence	(1,559)	(1,597)

	$24,158	$21,886

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(6,452)	$67,000	$(5,336)
Deferred financing costs	15,628	(3,793)	15,628	(3,105)

Total	$82,628	$(10,245)	$82,628	$(8,441)

Net amortizable intangible assets	$72,383		$74,187

	Norcraft Companies, L.P.
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(6,452)	$67,000	$(5,336)
Deferred financing costs	12,095	(3,582)	12,095	(2,979)

Total	$79,095	$(10,034)	$79,095	$(8,315)

Net amortizable intangible assets	$69,061		$70,780

Intangible assets not subject to amortization consist of the following:

	March 31, 2005	December 31, 2004
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the three months ended March 31, 2005 and 2004.

6.	Accrued expenses

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004
Salaries, wages and employee benefits	$6,974	$9,957
Commissions, rebates and marketing programs	3,793	4,111
Interest	5,765	2,343
Other	3,791	3,477

	$20,323	$19,888

7.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	85,250	83,252	—	—
Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% at March 31, 2005 and December 31, 2004, due in ascending quarterly installments with final payment of the outstanding balance due on October 20, 2010)	24,500	30,500	24,500	30,500

Total debt	259,750	263,752	174,500	180,500
Less - current portion	1,313	—	1,313	—

Long-term debt	$258,437	$263,752	$173,187	$180,500

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Holdings has no independent operating assets or liabilities other than its investment in Norcraft, the Senior Discount Notes and related deferred financing costs.

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

The terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. As of March 31, 2005, Holdings was in compliance with all such provisions.

Senior Subordinated Notes

On October 21, 2003, concurrent with the Acquisition, an offering of $150.0 million, 9% senior subordinated notes due 2011 (the “Senior Subordinated Notes”) was completed by Norcraft Companies, L.P. and its wholly-owned finance subsidiary, Norcraft Finance Corporation.

Subsequent to November 1, 2007, the Company has the option to redeem the Senior Subordinated Notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. At any time prior to November 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109% of the principal amount, plus accrued and unpaid interest.

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

The following represents certain condensed consolidating financial information of Norcraft Companies, L.P. as of March 31, 2005 and December 31, 2004 and for the periods ended March 31, 2005 and 2004 for the issuers and for Norcraft Canada Corporation, a 100% owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the Senior Subordinated Notes on a joint and several basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$2,478	$—	$94	$—	$2,572
Trade accounts receivable, net	36,655	—	83	—	36,738
Inventories	22,850	—	1,308	—	24,158
Prepaid expenses	1,559	—	16	—	1,575

Total current assets	63,542	—	1,501	—	65,043

Property, plant and equipment	31,416	—	4,152	—	35,568
Investments in Norcraft Canada	1,937	—	—	(1,937)	—
Other assets	276,177	—	213	(3,068)	273,322

Total assets	$373,072	$—	$5,866	$(5,005)	$373,933

Current liabilities:
Current portion of long-term debt	$1,313	$—	$—	$—	$1,313
Accounts payable	10,546	—	585	—	11,131
Accrued expenses	20,047	—	276	—	20,323
Members’ distribution payable	1,000	—	—	—	1,000

Total current liabilities	32,906	—	861	—	33,767

Long-term debt	173,187	—	3,068	(3,068)	173,187
Members’ equity	166,979	—	1,937	(1,937)	166,979

Total liabilities and members’ equity	$373,072	$—	$5,866	$(5,005)	$373,933

As of December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$664	$—	$159	$—	$823
Trade accounts receivable, net	32,961	—	95	—	33,056
Inventories	21,055	—	831	—	21,886
Prepaid expenses	1,476	—	21	—	1,497

Total current assets	56,156	—	1,106	—	34,959

Property, plant and equipment	30,829	—	4,130	—	34,959
Investments in Norcraft Canada	2,016	—	—	(2,016)	—
Other assets	277,259	—	213	(3,108)	274,364

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585

Current liabilities:
Accounts payable	$7,162	$—	$137	$—	$7,299
Accrued expenses	19,700		188	—	19,888

Total current liabilities	26,862	—	325	—	27,187

Long-term debt	180,500	—	3,108	(3,108)	180,500
Members’ equity	158,898	—	2,016	(2,016)	158,898

Total liabilities and members’ equity	$366,260	$—	$5,449	$(5,124)	$366,585

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$91,954	$—	$2,188	$(2,188)	$91,954
Cost of sales	63,156	—	2,134	(2,188)	63,102

Gross profit	28,798	—	54	—	28,852
Loss from investment in Canadian Subsidiary	(24)	—	—	24	—
Selling, general and administrative expenses	14,956	—	78	—	15,034

Income (loss) from operations	13,818	—	(24)	24	13,818
Other expense:
Interest expense	3,893	—	—	—	3,893
Amortization of deferred financing Costs	602	—	—	—	602
Other, net	—	—	—	—	—

	4,495	—	—	—	4,495

Net income	$9,323	$—	$(24)	$24	$9,323

For the Three Months Ended March 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$68,593	$—	$521	$(521)	$68,593
Cost of sales	45,566	—	749	(521)	45,794

Gross profit	23,027	—	(228)	—	22,799
Loss from investment in Canadian Subsidiary	(287)	—	—	287	—
Selling, general and administrative expenses	13,261	—	61	—	13,322

Income (loss) from operations	9,479	—	(289)	287	9,477
Other expense (income):
Interest expense	3,938	—	—	—	3,938
Amortization of deferred financing costs	628	—	—	—	628
Other, net	(2)	—	(2)	—	(4)

	4,564	—	(2)	—	4,562

Net income	$4,915	$—	$(287)	$287	$4,915

(1)	Co-issuers.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the Three Months Ended March 31, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$11,341	$—	$124	$—	$11,465
Cash flows from investing activities:
Proceeds from sale of property and equipment	10	—	—	—	10
Purchase of property, plant and equipment	(1,751)	—	(112)	—	(1,863)
Purchase of display cabinets	(1,587)	—	—	—	(1,587)
Net borrowing to Norcraft Canada	40	—	—	(40)	—

Total cash flows from investing activities	(3,288)	—	(112)	(40)	(3,440)

Cash flows from financing activities:
Payments on term loan	(6,000)	—	—	—	(6,000)
Repurchase of member’s interests	(236)	—	—	—	(236)
Tax distributions to members	(3)	—	—	—	(3)
Net borrowings from Norcraft	—	—	(40)	40	—

Total cash flows from financing activities	(6,239)	—	(40)	40	(6,239)

Effect of exchange rates on cash	—	—	(37)	—	(37)

Net increase in cash	1,814	—	(65)	—	1,749
Cash, beginning of period	664	—	159	—	823

Cash, end of period	$2,478	$—	$94	$—	$2,572

For the Three Months Ended March 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$2,307	$—	$(214)	$—	$2,093
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	—	—	—	13
Purchase of property, plant and equipment	(1,825)	—	(265)	—	(2,090)
Purchase of display cabinets	(1,601)	—	—	—	(1,601)
Net borrowing to Norcraft Canada	(494)	—	—	494	—

Total cash flows from investing activities	(3,907)	—	(265)	494	(3,678)

Cash flows from financing activities	(342)	—	494	(494)	(342)
Effect of exchange rates on cash	—	—	(65)	—	(65)

Net increase in cash	(1,942)	—	(50)	—	(1,992)
Cash, beginning of period	2,533	—	50	—	2,583

Cash, end of period	$591	$—	$—	$—	$591

(1)	Co-issuers.

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds and a $45.0 million term loan maturing on October 21, 2008. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At March 31, 2005, the revolver had an interest rate of LIBOR plus 2.25% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $3.5 million of letters of credit were outstanding at March 31, 2005 and December 31, 2004. The total available credit under the revolver at March 31, 2005 and December 31, 2004 was $21.6 million.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The senior credit facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these covenants at March 31, 2005.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes each contain restrictions on Norcraft’s ability to pay dividends and make certain other payments to Holdings. Pursuant to each arrangement, Norcraft may be subject to certain limitations, including with respect to its ability to pay dividends or make such payments in connection with (i) repurchases of certain interests of Holdings, (ii) the payment by Holdings of taxes, costs and other expenses required to maintain its legal existence and legal, accounting and other overhead costs in the ordinary course of business and (iii) permitted income tax distributions by Holdings to its limited partners.

During 2005, Norcraft made advance debt payments on the term loan facility and may continue to do so in the future.

8.	New accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost measured at the fair value of the award. On April 14, 2005, the U.S. Securities and Exchange Commission announced that companies would be allowed to implement SFAS No. 123R during the first quarter of 2006. We do not expect SFAS No. 123R to have a significant impact on our consolidated financial statements.

9.	Restatement of Holdings Financial Statements

Holdings has restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 and the related consolidated statements of changes in member’s equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 because it had incorrectly accounted for a portion of its outstanding limited partnership units subject to put request held by certain members of management that should have been classified as members’ equity subject to put request. Specifically, the limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income.

These restatements do not impact amounts already reported as net sales, net income, nor will they result in a default under any provisions in our credit agreement or indentures. In addition, these restatements do not impact the financial statements of the operating company, Norcraft Companies, L.P.

Summarized below are the significant effects of the restatement:

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	March 31, 2005
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash	$2,572	$—	$2,572
Trade accounts receivable, net	36,738	—	36,738
Inventories	24,158	—	24,158
Prepaid expenses	1,574	—	1,574

Total current assets	65,042	—	65,042
Property, plant and equipment, net	35,568	—	35,568
Other assets:
Goodwill	148,459	—	148,459
Customer relationships, net	60,548	—	60,548
Brand names	49,000	—	49,000
Deferred financing costs, net	11,835	—	11,835
Display cabinets, net	6,711	—	6,711
Deposits	91	—	91

Total other assets	276,644	—	276,644

Total assets	$377,254	$—	$377,254

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,313	$—	$1,313
Accounts payable	11,131	—	11,131
Accrued expenses	20,323	—	20,323
Members’ distribution payable	1,000	—	1,000

Total current liabilities	33,767	—	33,767
Long-term debt	258,437	—	258,437

Commitments and contingencies
Members’ equity subject to put request	—	32,282	32,282
Members’ equity	85,050	(32,282)	52,768

Total liabilities and members’ equity	$377,254	$—	$377,254

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ equity
	As Previously Reported in May 16, 2005 Form 10-Q	Restatement Adjustments	As Restated
Balance, December 31, 2004	$79,053	$(26,377)	$52,676
Issuance of members’ interest	52	—	52
Accretion on members’ interest subject to put request	—	(5,905)	(5,905)
Distribution to members	(3)	—	(3)
Repurchase of member’s interest	(236)	—	(236)
Member tax distributions declared	(1,000)	—	(1,000)
Cumulative translation adjustment	(55)	—	(55)
Net income	7,239	—	7,239

Balance, March 31, 2005	$85,050	$(32,282)	$52,768

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Holdings’ management, under the supervision of and with the participation of Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Holdings’ disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Management had previously concluded Holdings’ disclosure controls and procedures were effective as of March 31, 2005. However, in connection with the restatement described below and in Note 9 of this report, management determined that a material weakness existed in Holdings’ internal control over financial reporting. Because of this material weakness, management determined that Holdings’ disclosure controls and procedures were not effective as of March 31, 2005 to ensure that all material information required to be included in Holdings’ reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, Holdings’ management performed additional analysis and other post-closing procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects Holdings’ financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Consideration of the Restatement

The restatement corrects an error in Holdings’ consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005, related to certain limited partnership units held by management and previously classified as permanent equity. The limited partnership agreement of Holdings provides that certain employee equity holders may request Holdings to repurchase their limited partnership units upon either their death or disability. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Holdings has determined the partnership units subject to this put request are contingently redeemable shares and should therefore be classified as temporary, or members’ equity subject to put request. Further, to the extent that there is change in the fair value of these partnership units, Holdings will record a corresponding change in the carrying value of the members’ equity subject to put request and change in members’ equity.

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

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of March 31, 2005, Holdings did not maintain effective control over financial reporting to ensure member’s equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of America. The transaction related to these redeemable units was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as, Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could result in a misstatement of members’ equity that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

We have developed a plan to remediate the identified material weaknesses. Several elements of our remediation plan, which were initiated in September 2005, can only be accomplished over time. In connection with our remedial efforts to date, both the Chief Financial Officer and the Controller of Holdings’ have evaluated EITF D-98: Classification and Measurement of Redeemable Securities and other relevant accounting literature. The purpose of this evaluation was to strengthen management’s understanding of the appropriate presentation and disclosure of member’s equity in accordance with accounting principles generally accepted in the United States of America, specifically related to non-routine transactions.

Changes in Internal Control over Financial Reporting

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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