Form 10-Q
period 2005-06-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2005-09-21
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their charters)

Delaware Delaware	2434 2434	75-3132727 36-4231718
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

This combined Form 10-Q is separately filed by Norcraft Holdings, L.P., and Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	June 30, 2005	December 31, 2004	June 30, 2004
		(Restated. See note 11)	(Restated. See note 11)
ASSETS
Current assets:
Cash	$357	$823	$321
Trade accounts receivable, net	37,672	33,056	35,459
Inventories	24,515	21,886	22,361
Prepaid expenses	1,264	1,497	1,831

Total current assets	63,808	57,262	59,972

Property, plant and equipment, net	35,762	34,959	33,597

Other assets:
Goodwill	148,459	148,459	148,459
Customer relationships, net	59,431	61,664	63,898
Brand names	49,000	49,000	49,000
Deferred financing costs, net	11,162	12,523	10,265
Display cabinets, net	7,160	6,034	5,740
Deposits	91	91	109

Total other assets	275,303	277,771	277,471

Total assets	$374,873	$369,992	$371,040

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$5,000
Book overdrafts payable	1,525	—	1,254
Accounts payable	11,306	7,299	9,533
Accrued expenses	20,393	19,888	18,802
Members’ distribution payable	330	—	580

Total current liabilities	33,554	27,187	35,169

Long-term debt	253,311	263,752	187,500

Commitments and contingencies

Members’ equity subject to put request	33,487	26,377	34,910

Members’ equity	54,521	52,676	113,461

Total liabilities and members’ equity	$374,873	$369,992	$371,040

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$357	$823
Trade accounts receivable, net	37,672	33,056
Inventories	24,515	21,886
Prepaid expenses	1,264	1,497

Total current assets	63,808	57,262

Property, plant and equipment, net	35,762	34,959

Other assets:
Goodwill	148,459	148,459
Customer relationships, net	59,431	61,664
Brand names	49,000	49,000
Deferred financing costs, net	7,929	9,116
Display cabinets, net	7,160	6,034
Deposits	91	91

Total other assets	272,070	274,364

Total assets	$371,640	$366,585

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Book overdrafts payable	1,525	—
Accounts payable	11,306	7,299
Accrued expenses	20,393	19,888
Members’ distribution payable	330	—

Total current liabilities	33,554	27,187
Long-term debt	166,000	180,500

Total liabilities	199,554	207,687
Commitments and contingencies
Members’ equity	172,086	158,898

Total liabilities and members’ equity	$371,640	$366,585

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$104,087	$88,090	$196,041	$156,683

Cost of sales	72,840	58,832	135,942	104,626

Gross profit	31,247	29,258	60,099	52,057

Selling, general and administrative expenses	16,685	15,189	31,719	28,511

Income from operations	14,562	14,069	28,380	23,546

Other expense (income):
Interest expense	5,893	4,039	11,784	7,977
Amortization of deferred financing costs	673	616	1,361	1,244
Other, net	112	(85)	112	(89)

	6,678	4,570	13,257	9,132

Net income	$7,884	$9,499	$15,123	$14,414

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$104,087	$88,090	$196,041	$156,683

Cost of sales	72,840	58,832	135,942	104,626

Gross profit	31,247	29,258	60,099	52,057

Selling, general and administrative expenses	16,685	15,189	31,719	28,511

Income from operations	14,562	14,069	28,380	23,546

Other expense (income):
Interest expense	3,832	4,039	7,725	7,977
Amortization of deferred financing costs	585	616	1,187	1,244
Other, net	112	(85)	112	(89)

	4,529	4,570	9,024	9,132

Net income	$10,033	$9,499	$19,356	$14,414

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2003, as previously reported	$131,763	$55	$2,105
Restatement adjustment (See note 11.)	(22,354)	—	—

Balance, December 31, 2003 (Restated. See note 11.)	109,409	55	2,105
Issuance of Holdings members’ interest	3,028	—	—
Accretion on members’ interest subject to put request	(12,556)	—	—
Holdings Member tax distributions declared	(580)	—	—
Cumulative translation adjustment	(254)	(254)	(254)
Net income	14,414	—	14,414

Balance, June 30, 2004 (Restated. See note 11.)	$113,461	$(199)	$16,265

Balance, December 31, 2004 (Restated. See note 11.)	$52,676	$(23)	$25,154
Issuance of Holdings members’ interest	162	—	—
Accretion on members’ interest subject to put request	(7,110)	—	—
Repurchase of Holdings member’s interest	(1,888)	—	—
Holdings Member tax distributions declared	(4,398)	—	—
Cumulative translation adjustment	(44)	(44)	(44)
Net income	15,123	—	15,123

Balance, June 30, 2005	$54,521	$(67)	$40,233

See notes to consolidated financial statements.

Consolidated Statements of Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2004	$158,898	$(23)	$28,197
Issuance of Holdings member’s interest	162	—	—
Repurchase of Holdings member’s interest	(1,888)	—	—
Holdings Member tax distributions declared	(4,398)	—	—
Cumulative translation adjustment	(44)	(44)	(44)
Net income	19,356	—	19,356

Balance, June 30, 2005	$172,086	$(67)	$47,509

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income	$15,123	$14,414	$19,356	$14,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	2,430	2,012	2,430	2,012
Amortization:
Customer relationships	2,233	2,233	2,233	2,233
Deferred financing costs	1,361	1,244	1,187	1,244
Display cabinets	1,945	1,359	1,945	1,359
Provision for uncollectible accounts receivable	298	381	298	381
Provision for obsolete and excess inventory	132	(10)	132	(10)
Provision for warranty claims	2,102	1,373	2,102	1,373
Accreted interest borrowings on senior notes	4,059	—	—	—
Stock compensation expense	127	—	127	—
Loss (gain) on sale of equipment	81	(3)	81	(3)
Change in operating assets and liabilities:
Accounts receivable	(4,916)	(11,789)	(4,916)	(11,789)
Inventories	(2,455)	(5,422)	(2,455)	(5,422)
Prepaid expenses	(9)	169	(9)	169
Other assets	1	4	1	4
Accounts payable and accrued liabilities	822	(238)	822	(238)

Net cash provided by operating activities	23,334	5,727	23,334	5,727

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	13	16	13
Purchase of property, plant and equipment	(3,330)	(3,647)	(3,330)	(3,647)
Purchase of display cabinets	(3,071)	(3,231)	(3,071)	(3,231)

Net cash used in investing activities	(6,385)	(6,865)	(6,385)	(6,865)

Cash flows from financing activities:
Payments on term loan	(14,500)	(2,500)	(14,500)	(2,500)
Book overdrafts payable	1,525	1,254	1,525	1,254
Payments on bank revolving loan	—	(3,500)	—	(3,500)
Borrowings on bank revolving loan	—	3,500	—	3,500
Proceeds from issuance of member interests	35	153	35	153
Repurchase of members’ interests	(290)	—	(290)
Tax distributions to members	(4,068)	—	(4,068)	—

Net cash (used in) provided by financing activities	(17,298)	(1,093)	(17,298)	(1,093)

Effect of exchange rates on cash	(117)	(31)	(117)	(31)

Net decrease in cash	(466)	(2,262)	(466)	(2,262)

Cash, beginning of the period	823	2,583	823	2,583

Cash, end of period	$357	$321	$357	$321

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,675	$8,297	$7,675	$8,297

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$330	$580	$330	$580

Member interest repurchase declared but not paid	$1,598	$—	$1,598	$—

Members’ interest issued for consideration other than cash	$—	$2,874	$—	$2,874

See notes to consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

As more fully discussed in Note 11, Norcraft Holdings, L.P. restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 and statements of members’ equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 included in the accompanying consolidated audited financial statements to correct a classification error related to outstanding limited partnership units held by certain members of management.

Norcraft Holdings L.L.C. was formed on August 21, 2003, as a Delaware limited liability company to acquire all the outstanding membership units of Norcraft Companies LLC. On October 10, 2003, Norcraft Holdings L.L.C. converted to a Delaware Limited Partnership and is now Norcraft Holdings L.P. (“Holdings”). Holdings had no activity prior to its acquisition of Norcraft Companies LLC on October 21, 2003. Concurrent with the acquisition, Norcraft Companies LLC converted to a Delaware Limited Partnership and is now Norcraft Companies, L.P. Norcraft Companies, L.P. (“Norcraft,”), a separate public reporting company, is a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole asset is Norcraft. In August 2004, Holdings and Norcraft Capital Corp., Holdings’ wholly owned subsidiary, issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of June 30, 2005, December 31, 2004 or December 31, 2003. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for 2004, as filed with the commission. The interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 include all normal recurring adjustments which management considers necessary for fair presentation.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method prescribed in Statement of Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Compensation for stock awards, if any, is measured at the fair value of the reward less any consideration received in exchange for the award. Compensation expense related to stock options was $0.08 and $0.13 million for the three and six months ended June 30, 2005, respectively, with no such expense for the three or six months ended June 30, 2004.

The Company granted 147,434 additional options during the six months ended June 30, 2005.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2005	December 31, 2004
Trade accounts receivable, gross	$38,832	$34,306
Less: Allowance for uncollectible accounts	(1,160)	(1,250)

	$37,672	$33,056

4.	Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials and supplies	$12,290	$10,692
Work in process	7,332	6,060
Finished goods	4,893	5,134

	$24,515	$21,886

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2005		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(7,569)	$67,000	$(5,336)
Deferred financing costs	15,628	(4,466)	15,628	(3,105)

Total	$82,628	$(12,035)	$82,628	$(8,441)

Net amortizable intangible assets	$70,593		$74,187

	Norcraft Companies, L.P.
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(7,569)	$67,000	$(5,336)
Deferred financing costs	12,095	(4,166)	12,095	(2,979)

Total	$79,095	$(11,735)	$79,095	$(8,315)

Net amortizable intangible assets	$67,360		$70,780

Intangible assets not subject to amortization consist of the following:

	June 30, 2005	December 31, 2004
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the six months ended June 30, 2005 and 2004.

6.	Accrued expenses

Accrued expenses consist of the following:

	June 30, 2005	December 31, 2004
Salaries, wages and employee benefits	$6,881	$9,957
Commissions, rebates and marketing programs	4,922	4,111
Interest	2,393	2,343
Other	6,197	3,477

	$20,393	$19,888

7.	Warranty reserves

Warranty reserve activity consists of the following:

	June 30, 2005	June 30, 2004
Beginning balance	$520	$372
Additions	2,102	1,373
Deductions	(2,017)	(1,273)

Ending balance	$605	$472

8.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000

Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	87,311	83,252	—	—

Term note payable to the agent bank, UBS (interest at the LIBOR plus 3.00% at June 30, 2005 and December 31, 2004, due in ascending quarterly installments with final payment of the outstanding balance due on October 20, 2010)	16,000	30,500	16,000	30,500

Total debt	253,311	263,752	166,000	180,500
Less - current portion	—	—	—	—

Long-term debt	$253,311	$263,752	$166,000	$180,500

Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Holdings has no independent operating assets, liabilities or activities other than its investment in Norcraft, the Senior Discount Notes and related interest and deferred financing costs.

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

Senior Subordinated Notes

On October 21, 2003, Holdings acquired all issued and outstanding membership units of Norcraft Companies LLC The total purchase price was $335.0 million including related acquisition costs of $15.5 million. The acquisition was funded through $150.0 million in senior subordinated notes, $50.0 million from a senior credit facility and $135.0 million in equity investor cash, in-kind contributions and rollover of management equity (Acquisition).

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

9.	Condensed Consolidating Financial Statements

The following represents certain condensed consolidating financial information of Norcraft Companies, L.P. as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004 for Norcraft and for Norcraft Canada Corporation, a 100% owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes on a joint and several basis.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$240	$—	$117	$—	$357
Trade accounts receivable, net	37,540	—	132	—	37,672
Inventories	23,195	—	1,320	—	24,515
Prepaid expenses	1,258	—	6	—	1,264

Total current assets	62,233	—	1,575	—	63,808

Property, plant and equipment	31,562	—	4,200	—	35,762
Investments in Norcraft Canada	2,140	—	—	(2,140)	—
Other assets	275,245	—	213	(3,388)	272,070

Total assets	$371,180	$—	$5,988	$(5,528)	$371,640

Current liabilities:
Current portion of long-term debt	$—	$—	$—	$—	$—
Book overdrafts payable	1,525	—	—	—	1,525
Accounts payable	11,150	—	156	—	11,306
Accrued expenses	20,419	—	304	—	20,723

Total current liabilities	33,094	—	460	—	33,554

Long-term debt	166,000	—	3,388	(3,388)	166,000
Members’ equity	172,086	—	2,140	(2,140)	172,086

Total liabilities and members’ equity	$371,180	$—	$5,988	$(5,528)	$371,640

As of December 31, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Current assets:
Cash	$664	$—	$159	$—	$823
Trade accounts receivable, net	32,961	—	95	—	33,056
Inventories	21,055	—	831	—	21,886
Prepaid expenses	1,476	—	21	—	1,497

Total current assets	56,156	—	1,106	—	57,262

Property, plant and equipment	30,829	—	4,130	—	34,959
Investments in Norcraft Canada	2,016	—	—	(2,016)	—
Other assets	277,259	—	213	(3,108)	274,364

Total assets	$366,260	$—	$5,449	$(5,124)	$366,585

Current liabilities:
Accounts payable	$7,162	$—	$137	$—	$7,299
Accrued expenses	19,700		188	—	19,888

Total current liabilities	26,862	—	325	—	27,187

Long-term debt	180,500	—	3,108	(3,108)	180,500
Members’ equity	158,898	—	2,016	(2,016)	158,898

Total liabilities and members’ equity	$366,260	$—	$5,449	$(5,124)	$366,585

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended June 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$104,087	$—	$3,606	$(3,606)	$104,087
Cost of sales	73,121	—	3,325	(3,606)	72,840

Gross profit	30,966	—	281	—	31,247
Equity in earnings of Canadian Subsidiary	191	—	—	(191)	—
Selling, general and administrative expenses	16,595	—	90	—	16,685

Income (loss) from operations	14,562	—	191	(191)	14,562
Other expense:
Interest expense	3,832	—	—	—	3,832
Amortization of deferred financing Costs	585	—	—	—	585
Other, net	112	—	—	—	112

	4,529	—	—	—	4,529

Net income	$10,033	$—	$191	$(191)	$10,033

For the Three Months Ended June 30, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$88,090	$—	$1,260	$(1,260)	$88,090
Cost of sales	58,577	—	1,515	(1,260)	58,832

Gross profit	29,513	—	(255)	—	29,258
Equity in loss of Canadian Subsidiary	(317)	—	—	317	—
Selling, general and administrative expenses	15,129	—	60	—	15,189

Income (loss) from operations	14,067	—	(315)	317	14,069
Other expense (income):
Interest expense	4,041	—	(2)	—	4,039
Amortization of deferred financing costs	616	—	—	—	616
Other, net	(89)	—	4	—	(85)

	4,568	—	2	—	4,570

Net income	$9,499	$—	$(317)	$317	$9,499

(1)	Co-issuers.

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Six Months Ended June 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$196,041	$—	$5,794	$(5,794)	$196,041
Cost of sales	136,277	—	5,459	(5,794)	135,942

Gross profit	59,764	—	335	—	60,099
Equity in earnings of Canadian Subsidiary	167	—	—	(167)	—
Selling, general and administrative expenses	31,551	—	168	—	31,719

Income (loss) from operations	28,380	—	167	(167)	28,380
Other expense:
Interest expense	7,725	—	—	—	7,725
Amortization of deferred financing Costs	1,187	—	—	—	1,187
Other, net	112	—	—	—	112

	9,024	—	—	—	9,024

Net income	$19,356	$—	$167	$(167)	$19,356

For the Six Months Ended June 30, 2004

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Net sales	$156,683	$—	$1,781	$(1,781)	$156,683
Cost of sales	104,143	—	2,264	(1,781)	104,626

Gross profit	52,540	—	(483)	—	52,057
Equity in loss of Canadian Subsidiary	(604)	—	—	604	—
Selling, general and administrative expenses	28,390	—	121	—	28,511

Income (loss) from operations	23,546	—	(604)	604	23,546
Other expense (income):
Interest expense	7,979	—	(2)	—	7,977
Amortization of deferred financing costs	1,244	—	—	—	1,244
Other, net	(91)	—	2	—	(89)

	9,132	—	—	—	9,132

Net income	$14,414	$—	$(604)	$604	$14,414

(1)	Co-issuers.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$23,272	$—	$62	$—	$23,334
Cash flows from investing activities:
Proceeds from sale of property and equipment	16	—	—	—	16
Purchase of property, plant and equipment	(3,063)	—	(267)	—	(3,330)
Purchase of display cabinets	(3,071)	—	—	—	(3,071)
Net borrowing to Norcraft Canada	(280)	—	—	280	—

Total cash flows from investing activities	(6,398)	—	(267)	280	(6,385)

Cash flows from financing activities:
Payments on term loan	(14,500)	—	—	—	(14,500)
Book overdrafts payable	1,525	—	—	—	1,525
Proceeds from issuance of member interests	35	—	—	—	35
Repurchase of member’s interests	(290)	—	—	—	(290)
Tax distributions to members	(4,068)	—	—	—	(4,068)
Net borrowings from Norcraft	—	—	280	(280)	—

Total cash flows from financing activities	(17,298)	—	280	(280)	(17,298)

Effect of exchange rates on cash	—	—	(117)	—	(117)

Net increase/(decrease) in cash	(424)	—	(42)	—	(466)
Cash, beginning of period	664	—	159	—	823

Cash, end of period	$240	$—	$117	$—	$357

	For the Six Months Ended June 30, 2004
	(1) Norcraft Companies LP	(1) Norcraft Finance Corp.	Norcraft Canada	Eliminations	Total
Cash flows from operating activities	$6,723	$—	$(996)	$—	$5,727
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	—	—	—	13
Purchase of property, plant and equipment	(3,058)	—	(589)	—	(3,647)
Purchase of display cabinets	(3,231)	—	—	—	(3,231)
Net borrowing to Norcraft Canada	(1,666)	—	—	1,666	—

Total cash flows from investing activities	(7,942)	—	(589)	1,666	(6,865)

Cash flows from financing activities	(1,093)	—	1,666	(1,666)	(1,093)
Effect of exchange rates on cash	—	—	(31)	—	(31)

Net increase/(decrease) in cash	(2,312)	—	50	—	(2,262)
Cash, beginning of period	2,533	—	50	—	2,583

Cash, end of period	$221	$—	$100	$—	$321

(1)	Co-issuers.

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolver funds and a $45.0 million term loan maturing on October 21, 2008. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At June 30, 2005, the revolver had an interest rate of LIBOR plus 2.00% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $3.5 million of letters of credit were outstanding at June 30, 2005 and December 31, 2004. The total available credit under the revolver at June 30, 2005 and December 31, 2004 was $21.6 million.

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

During 2005, Norcraft has made advance debt payments on the term loan facility totaling $14.5 million.

10.	Members’ Equity Subject to Put Request

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

11.	Restatement of Holdings Financial Statements

Holdings has restated its consolidated balance sheets as of December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 and the related consolidated statements of changes in members’ equity and comprehensive income for the periods ended December 31, 2003, June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 because it had incorrectly accounted for a portion of its outstanding limited partnership units subject to put request held by certain members of management that should have been classified as members’ equity subject to put request. Specifically, the limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income.

These restatements do not impact amounts already reported as net sales, net income, nor will they result in a default under any provisions in our credit agreement or indentures. In addition, these restatements do not impact the financial statements of the operating company, Norcraft Companies, L.P.

Summarized below are the significant effects of the restatement:

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	June 30, 2004
	As Previously Reported	Restatement Adjustments	Restated
ASSETS
Current assets:
Cash	$321	$—	$321
Trade accounts receivable, net	35,459	—	35,459
Inventories	22,361	—	22,361
Prepaid expenses	1,831	—	1,831

Total current assets	59,972	—	59,972

Property, plant and equipment, net	33,597	—	33,597

Other assets:
Goodwill	148,459	—	148,459
Customer relationships, net	63,898	—	63,898
Brand names	49,000	—	49,000
Deferred financing costs, net	10,265	—	10,265
Display cabinets, net	5,740	—	5,740
Deposits	109	—	109

Total other assets	277,471	—	277,471

Total assets	$371,040	$—	$371,040

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—	$5,000
Book overdrafts payable	1,254	—	1,254
Accounts payable	9,533	—	9,533
Accrued expenses	18,802	—	18,802
Members’ distribution payable	580	—	580

Total current liabilities	35,169	—	35,169

Long-term debt	187,500	—	187,500

Commitments and contingencies

Members’ equity subject to put request	—	34,910	34,910

Members’ equity	148,371	(34,910)	113,461

Total liabilities and members’ equity	$371,040	$—	$371,040

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity
	As Previously Reported	Restatement Adjustments	Restated
Balance, December 31, 2003	$131,763	$(22,354)	$109,409

Issuance of Holdings members’ interest	3,028	—	3,028

Accretion on members’ interest subject to put request	—	(12,556)	(12,556)

Holdings Member tax distributions declared	(580)	—	(580)

Cumulative translation adjustment	(254)	—	(254)

Net income	14,414	—	14,414

Balance, June 30, 2004	$148,371	$(34,910)	$113,461

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

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2004 annual report on Forms 10-K and 10-K/A.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We continue to experience significant organic sales growth due to industry growth and increased market share. Our profitability at the gross margin level has also grown, but at a lesser pace than sales due to material price increases in our industry and production inefficiencies in our plants. Profitability levels for Holdings at the net income level have also been reduced relative to prior-year periods by additional interest and increased amortization of deferred financing costs as a result of increased indebtedness. Profitability levels for Norcraft at the net income level have improved slightly relative to prior-year periods because of the increase in gross margin and stable interest and amortization of deferred financing costs.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through four brands: Mid Continent Cabinetry, UltraCraft, StarMark and Fieldstone. The Mid Continent and Ultracraft brands correspond to those divisions, while both the StarMark and Fieldstone brands correspond to the StarMark division.

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

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0%	66.8%	69.3%	66.8. %

Gross profit	30.0%	33.2%	30.7%	33.2%
Selling, general and administrative expenses	16.0%	17.2%	16.2%	18.2%

Income from operations	14.0%	16.0%	14.5%	15.0%
Interest expense	5.7%	4.6%	6.0%	5.1%
Amortization of deferred financing costs	0.6%	0.7%	0.7%	0.8%
Other, net	0.1%	0.0%	0.1%	0.0%

Net income	7.6%	10.8%	7.7%	9.2%

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0%	66.8%	69.3%	66.8%

Gross profit	30.0%	33.2%	30.7%	33.2%
Selling, general and administrative expenses	16.0%	17.2%	16.2%	18.2%

Income from operations	14.0%	16.0%	14.5%	15.0%
Interest expense	3.7%	4.6%	3.9%	5.1%
Amortization of deferred financing costs	0.6%	0.7%	0.6%	0.8%
Other, net	0.1%	0.0%	0.1%	0.0%

Net income	9.6%	10.8%	9.9%	9.2%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net Sales. Net sales increased by $16.0 million, or 18.2%, from $88.1 million for the three months ended June 30, 2004 to $104.1 million for the same period of 2005. Each division contributed to the strong growth in sales with Mid Continent representing just under half of the overall increase in net sales, StarMark representing one fourth of the increase and UltraCraft making up the remainder. In each case, the increases are due to the Company’s ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $14.0 million, or 23.8%, from $58.8 million for the three months ended June 30, 2004 to $72.8 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 66.8% for the three months ended June 30, 2004 to 70.0% for the same period of 2005.

Gross Profit. Gross profit increased by $1.9 million, or 6.8%, from $29.3 million for the three months ended June 30, 2004 to $31.2 million for the same period of 2005. Gross profit as a percentage of net sales decreased from 33.2% for the three months ended June 30, 2004 to 30.0% for the same period of 2005. Gross profit was impacted by two primary factors. First, gross profit was negatively impacted by continuing production inefficiencies. We continue to adjust our production schedule to work to improve these production inefficiencies. Finally, the material price increases experienced during the last half of 2004 were partially offset by our own price increases, the last of which were implemented during the first quarter of 2005 and will have a full impact as the year progresses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 9.8%, from $15.2 million for the three months ended June 30, 2004 to $16.7 million for the same period of 2005. Selling, general and administrative expenses were $0.9 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 17.2% for the three months ended June 30, 2004 to 16.0% for the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales to continue to be lower than prior year periods during the remainder of 2005.

Income from Operations. Income from operations increased by $0.5 million, or 3.5%, from $14.1 million for the three months ended June 30, 2004 compared to $14.6 million for the same period of 2005. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 16.0% for the three months ended June 30, 2004 to 14.0% for the same period of 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $2.1 million, or 46.1%, from $4.6 million for the three months ended June 30, 2004 to $6.7 million for the same period of 2005. The increase was attributable to an increase in interest expense of $1.9 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the 9 ¾% Senior Discount Notes due 2012 (the “Senior Notes”) issued in August of 2004 by Holdings and its wholly-owned finance subsidiary, Norcraft Capital Corp. The average debt balance was $256.5 million and $193.1 during the three months ended June 30, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 6.0% and 4.4% during the three months ended June 30, 2005 and 2004, respectively. The borrowing rates on the senior subordinated notes and senior discount notes are fixed at 9.0% and 9.75%, respectively. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 5.2% for the three months ended June 30, 2004 to 6.4% for the same period of 2005.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.04 million, or 0.9%, from $4.6 million for the three months ended June 30, 2004 to $4.5 million for the same period of 2005. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 5.2% for the three months ended June 30, 2004 to 4.4% for the same period of 2005.

We expect interest and amortization of deferred financing fees to begin to decrease in future periods as debt balances continue to be paid down.

Net Income. Holdings’ net income decreased $1.6 million from $9.5 million for the three months ended June 30, 2004 to $7.9 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 10.8% for the three months ended June 30, 2004 to 7.6% for the same period of 2005.

Norcraft’s net income increased $0.5 million from $9.5 million for the three months ended June 30, 2004 to $10.0 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 10.8% for the three months ended June 30, 2004 to 9.6% for the same period of 2005.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net Sales. Net sales increased by $39.4 million, or 25.1%, from $156.7 million for the six months ended June 30, 2004 to $196.0 million for the same period of 2005. Each division contributed to the strong growth in sales with Mid Continent representing over half of the overall increase in net sales, StarMark representing over one fourth of the increase and UltraCraft making up the remainder. In each case, the increases are due to the Company’s ability to deliver innovative, quality products on time.

Cost of Sales. Cost of sales increased by $31.3 million, or 29.9%, from $104.6 million for the six months ended June 30, 2004 to $135.9 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 66.8% for the six months ended June 30, 2004 to 69.3% for the same period of 2005.

Gross Profit. Gross profit increased by $8.0 million, or 15.4%, from $52.1 million for the six months ended June 30, 2004 to $60.1 million for the same period of 2005. Gross profit as a percentage of net sales decreased from 33.2% for the six months ended June 30, 2004 to 30.7% for the same period of 2005. Gross profit was impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million. Second, gross profit was negatively impacted by continuing production inefficiencies. Finally, the material price increases experienced during the last half of 2004 were partially offset by our own price increases, the last of which were implemented during the first quarter of 2005 and will have a full impact as the year progresses. We continue to adjust our production schedule to improve the production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.2 million, or 11.3%, from $28.5 million for the six months ended June 30, 2004 to $31.7 million for the same period of 2005. Selling, general and administrative expenses were impacted by a number of offsetting factors. First, effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million. Selling, general and administrative expenses were $2.2 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 18.2% for the six months ended June 30, 2004 to 16.2% for the same period of 2005. We expect selling, general and administrative expenses as a percentage of net sales to continue to be lower than prior year periods during the remainder of 2005.

Income from Operations. Income from operations increased by $4.8 million, or 20.5%, from $23.5 million for the six months ended June 30, 2004 compared to $28.4 million for the same period of 2005. The increase in income from operations was a result of factors described above, including the change in vacation policy. Income from operations as a percentage of net sales decreased from 15.0% for the six months ended June 30, 2004 to 14.5% for the same period of 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $4.1 million, or 45.2%, from $9.1 million for the six months ended June 30, 2004 to $13.3 million for the same period of 2005. The increase was attributable to an increase in interest expense of $3.8 million from increased indebtedness, and increased amortization of deferred financing charges as a result of the 9 ¾% Senior Discount Notes due 2012 (the “Senior Notes”) issued in August of 2004 by Holdings and its wholly-owned finance subsidiary, Norcraft Capital Corp. The average debt balance was $258.5 million and $193.8 during the six months ended June 30, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 5.8% and 4.4% during the six months ended June 30, 2005 and 2004, respectively. The borrowing rates on the senior subordinated notes and senior discount notes are fixed at 9.0% and 9.75%, respectively. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 5.8% for the six months ended June 30, 2004 to 6.8% for the same period of 2005.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.1 million, or 1.2%, from $9.1 million for the six months ended June 30, 2004 to $9.0 million for the same period of 2005. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 5.8% for the six months ended June 30, 2004 to 4.6% for the same period of 2005.

We expect interest and amortization of deferred financing fees to begin to decrease in future periods as debt balances continue to be paid down.

Net Income. Holdings’ net income increased $0.7 million from $14.4 million for the six months ended June 30, 2004 to $15.1 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.2% for the six months ended June 30, 2004 to 7.7% for the same period of 2005.

Norcraft’s net income increased $4.9 million from $14.4 million for the six months ended June 30, 2004 to $19.4 million for the same period of 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.2% for the six months ended June 30, 2004 to 9.9% for the same period of 2005.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and funds borrowed under our credit facility.

Cash provided by operating activities was $23.3 million for the six months ended June 30, 2005, compared with $5.7 million for the same period of 2004, an increase of $17.6 million. The increase was primarily due to the change in operating assets and liabilities of $10.7 million. This was complimented by the increase in income before non-cash charges, which provided $6.9 million more cash during the six months ended June 30, 2005, as compared to the same period of 2004.

Cash used in investing activities was $6.4 million for the six months ended June 30, 2005, compared with $6.9 million for the same period of 2004, a decrease of $0.5 million. Capital expenditures were $3.3 million for the six months ended June 30, 2005, compared with $3.6 million for the same period of 2004. Additionally, expenditures for display cabinets were $3.1 million for the six months ended June 30, 2005, compared with $3.2 million for the same period of 2004 a decrease of $0.1 million. Going forward, we expect cash used in investing activities to primarily consist of capital expenditures and expenditures for display cabinets.

Cash used in financing activities was $17.3 million for the six months ended June 30, 2005, compared with $1.1 million used in the same period of 2004, an increase of $16.2 million. This increase was primarily due to prepayments of loans, which were $14.5 million for the six months ended June 30, 2005, compared with $2.5 million for the same period of 2004. Also, estimated tax distributions to members were $4.1 million in the six months ended June 30, 2005, compared with none for the same period of 2004. Cash used in financing activities should continue as the cash generated above is used to pay down debt and make member estimated tax distributions.

On October 21, 2003, Norcraft entered into a $70.0 million senior credit facility and issued $150.0 million of 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”).

Norcraft’s senior credit facility consists of a $25.0 million revolving credit facility and a $45.0 million term loan facility. Availability under the revolving credit facility has been reduced by $3.5 million as a result of the issuance of a letter of credit. The borrowings under the revolving credit facility are available until its maturity to fund Norcraft’s working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility matures on October 21, 2008 and has no scheduled amortization or commitment reductions. The term loan facility matures on October 21, 2009 and has quarterly scheduled amortization, which began September 30, 2004. Norcraft’s term loan facility currently bears interest at LIBOR plus 3.00%, and its revolving credit facility currently bears interest at LIBOR plus 2.00%. The applicable margin percentage under the revolving loan facility is subject to adjustments based on the ratio of Norcraft’s total indebtedness to our consolidated EBITDA. Additionally, on the last day of each calendar quarter, Norcraft is required to pay each lender a 0.375% per annum commitment fee in respect of any unused commitments of such lender under the revolving loan facility subject to adjustment in a manner similar to the adjustment for the applicable margin for the revolving credit facility. In addition, Norcraft is required to make annual mandatory prepayments of the term loan under its senior credit facility in an amount equal to 50% of excess cash flow (as defined in the senior credit facility). The term loan is also subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds from certain equity issuances; (b) 100% of the net cash proceeds of certain debt and preferred stock issuances; (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property; and (d) 100% of all casualty and condemnation proceeds, in each case subject to certain exceptions.

Norcraft is required to pay cash interest on the Senior Subordinated Notes semi-annually in arrears on May 1 and November 1 of each year. The Senior Subordinated Notes have no scheduled amortization and mature on November 1, 2011.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these covenants at June 30, 2005. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is guaranteed by its parent, Norcraft Intermediate Holdings, L.P., and secured by its assets (including Norcraft equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, with certain exceptions.

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9¾% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest is accruing on the Senior Notes in the form of an increase in the accreted value of the Senior Notes prior to September 1, 2008. Thereafter, cash interest on the Senior Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum.

At any time on or after September 1, 2008, Holdings’ may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control, it may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the accreted value, plus any accrued and unpaid interest.

Additionally, the terms of the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. Norcraft was in compliance with these terms at June 30, 2005.

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

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions paid for the six months ended June 30, 2005 were $4.1 million.

Inflation; Seasonality

Our costs of sales are subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of June 30, 2005, the Company had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose us to fluctuations in the interest rate market. However, as of June 30, 2005, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Holdings’ management, under the supervision of and with the participation of Holdings’ Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Holdings’ disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In connection with the restatement described below and in Note 11 of this report, management determined that a material weakness existed in Holdings’ internal control over financial reporting as of June 30, 2005. Because of this material weakness, management determined that Holdings’ disclosure controls and procedures were not effective as of June 30, 2005 to ensure that all material information required to be included in Holdings’ reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To address this material weakness, Holdings’ management performed additional analysis and other post-closing procedures to ensure that Holdings’ consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that (i) the consolidated financial statements, as restated, fairly present in all material respects Holdings’ financial condition, results of operations and cash flows for the periods presented, and (ii) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

Management evaluated the materiality of the correction on its consolidated financial statements using the guidelines of Staff Accounting Bulletin No. 99, “Materiality” and concluded that the effects of the corrections were material to its 2004 annual consolidated financial statements, as well as its interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Accordingly, management concluded that it would restate it’s previously issued 2004 annual consolidated financial statements as well as its interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005.

Internal Control over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of June 30, 2005, Holdings did not maintain effective control over financial reporting to ensure members’ equity was accurately presented for redeemable units or that the accounting treatment related to redeemable units was appropriately reviewed to ensure compliance with accounting principles generally accepted in the United States of

America. The transaction related to these redeemable units was non-routine in nature. Specifically, the Company did not have adequate controls over the classification of certain partnership units subject to put request nor the proper evaluation of the relevant accounting literature related to such units. This control deficiency resulted in a restatement of Holdings’ 2004 annual consolidated financial statements, as well as, Holdings’ interim consolidated financial statements for the quarters ended September 30, 2004 and March 31, 2005. Additionally, this control deficiency could result in a misstatement of members’ equity that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. The Company is not a party to any other pending legal proceedings other than ordinary routine litigation incidental to its business. In management’s opinion, adverse decisions on legal proceedings, in the aggregate, would not have a materially adverse impact on the Company’s results of operations or financial position. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

Item 6. Exhibits

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