Form 10-Q
period 2006-03-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2006-05-15
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their charters)

Delaware	75-3132727
Delaware	36-4231718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$13,539	$933	$13,014	$933
Trade accounts receivable, net	39,927	37,015	39,927	37,015
Inventories	26,258	24,197	26,258	24,197
Prepaid expenses and other	2,279	1,921	2,804	1,921

Total current assets	82,003	64,066	82,003	64,066

Property, plant and equipment, net	36,351	36,485	36,351	36,485

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	56,081	57,197	56,081	57,197
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	8,012	8,396	5,054	5,344
Display cabinets, net	9,053	8,443	9,053	8,443
Deposits	96	111	96	111

Total other assets	270,701	271,606	267,743	268,554

Total assets	$389,055	$372,157	$386,097	$369,105

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Book overdrafts payable	$24	$1,666	$24	$1,666
Accounts payable	13,034	10,817	13,034	10,817
Accrued expenses	25,425	20,537	25,425	20,537
Members’ distribution payable	3,360	—	3,360	—

Total current liabilities	41,843	33,020	41,843	33,020

Long-term debt	243,764	241,567	150,000	150,000

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	48,254	46,094	—	—

Members’ equity	55,194	51,476	194,254	186,085

Total liabilities and members’ equity	$389,055	$372,157	$386,097	$369,105

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Net sales	$108,666	$91,954	$108,666	$91,954
Cost of sales	76,550	63,102	76,550	63,102

Gross profit	32,116	28,852	32,116	28,852
Selling, general and administrative expenses	17,816	15,034	17,816	15,034

Income from operations	14,300	13,818	14,300	13,818

Other expense (income):
Interest expense	5,589	5,891	3,392	3,893
Amortization of deferred financing costs	384	688	290	602
Other, net	52	—	52	—

	6,025	6,579	3,734	4,495

Net income	$8,275	$7,239	$10,566	$9,323

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$51,476	$(130)
Issuance of members’ interest	840
Stock compensation expense	184
Accretion on members’ interest subject to put request	(2,160)
Distribution adjustment to members	10
Repurchase of member’s interest	(112)
Member tax distributions declared	(3,360)
Cumulative translation adjustment	41	41	$41
Net income	8,275		8,275

Total comprehensive income			$8,316

Balance, March 31, 2006	$55,194	$(89)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Balance, December 31, 2005	$186,085	$(130)
Issuance of member’s interest	840
Stock compensation expense	184
Repurchase of member’s interest	(112)
Distribution adjustment to members	10
Member tax distributions declared	(3,360)
Cumulative translation adjustment	41	41	$41
Net income	10,566		10,566

Total comprehensive income			$10,607

Balance, March 31, 2006	$194,254	$(89)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income	$8,275	$7,239	$10,566	$9,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	1,120	1,190	1,120	1,190
Amortization:
Customer relationships	1,116	1,116	1,116	1,116
Deferred financing costs	384	688	290	602
Display cabinets	1,247	910	1,247	910
Provision for uncollectible accounts receivable	116	194	116	194
Provision for obsolete and excess inventory	180	150	180	150
Provision for warranty claims	1,261	715	1,261	715
Accreted interest borrowings on senior notes	2,197	1,998	—	—
Stock compensation expense	184	52	184	52
(Gain) loss on sale of equipment	(15)	54	(15)	54
Change in operating assets and liabilities:
Accounts receivable	(3,063)	(3,878)	(3,063)	(3,878)
Inventories	(2,179)	(2,431)	(2,179)	(2,431)
Prepaid expenses and other	(358)	(78)	(883)	(78)
Other assets	15	—	15	—
Accounts payable and accrued liabilities	6,640	3,546	6,640	3,546

Net cash provided by operating activities	17,120	11,465	16,595	11,465
Cash flows from investing activities:
Proceeds from sale of property and equipment	54	10	54	10
Purchase of property, plant and equipment	(1,776)	(1,863)	(1,776)	(1,863)
Purchase of display cabinets	(1,857)	(1,587)	(1,857)	(1,587)

Net cash used in investing activities	(3,579)	(3,440)	(3,579)	(3,440)
Cash flows from financing activities:
Payments on term loan	—	(6,000)	—	(6,000)
Book overdrafts payable	(1,642)	—	(1,642)	—
Proceeds from issuance of member interests	840	—	840	—
Repurchase of members’ interests	(112)	(236)	(112)	(236)
Tax adjustments (distributions) to members	10	(3)	10	(3)

Net cash used in financing activities	(904)	(6,239)	(904)	(6,239)
Effect of exchange rates on cash	(31)	(37)	(31)	(37)

Net increase in cash	12,606	1,749	12,081	1,749
Cash, beginning of the period	933	823	933	823

Cash, end of period	$13,539	$2,572	$13,014	$2,572

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17	$472	$17	$472

Supplemental disclosure of non-cash transactions:
Tax distributions declared but not paid	$3,360	$1,000	$3,360	$1,000

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than this debt obligation, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly owned subsidiary Norcraft. Additionally, for the first quarter of 2006, there was a $0.5 million temporary item which resulted in a difference in cash and other current assets between Holdings and Norcraft. This item consisted of the issuance of members’ interests which are generally passed directly from Holdings to Norcraft. On March 31, 2006, Holdings received cash related to such an issuance; however, there was insufficient time to transfer the funds to Norcraft prior to the end of the period. Subsequent to March 31, 2006, this cash was transferred to Norcraft.

Unless separately stated, the notes herein relate to both Holdings and Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the minimum value method prescribed in Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective transition method, which requires the application of the accounting standard on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption.

Holdings has a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units (the “Class D Units”) in Holdings, to selected employees of the Company. Under the terms of the Plan the Class D Units begin to vest on the December 31 following the date of grant with 50% of the Class D Units time-vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D Unit entitles the unit holder the option to purchase one Class A limited partnership interest in Holdings. All Class D Units will be issued with an exercise price equal to the then fair value of Holdings’ Class A limited partnership units.

The fair value of the Class D Units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in our same industry. The Company granted 2,034,210 incentive Class D membership units during the three months ended March 31, 2006, the fair value of which was $1.6 million.

Compensation expense related to Class D Units was $0.2 million for the three months ended March 31, 2006 and $0.05 million for the three months ended March 31, 2005.

The following table sets forth information about the fair value of the Class D Unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	As of March 31, 2006	As of December 31, 2005
Weighted-average fair value of Class D Units granted	$0.78	$0.58
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.51%	3.68%
Volatility	34.3%	0.0%
Expected lives	4.63	4.00

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended March 31, 2006
	Units	Weighted-Average Exercise Price
Beginning balance	4,386,217	$0.45
Granted	2,034,210	$2.05
Pricing amendment	—	—
Exercised	—	—
Forfeited/Expired	—	—
Ending balance	6,420,427	$0.96
Exercisable balance	1,801,675	$0.49

The intrinsic values of the issued and exercisable Class D Units at March 31, 2006 were $7.1 million and $2.8 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31, 2006	December 31, 2005
Trade accounts receivable, gross	$41,192	$38,235
Less: Allowance for uncollectible accounts	(1,265)	(1,220)

	$39,927	$37,015

4.	Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$13,520	$11,982
Work in process	6,801	7,231
Finished goods	5,937	4,984

	$26,258	$24,197

5.	Intangible assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(10,919)	$67,000	$(9,803)
Deferred financing costs	15,628	(7,616)	15,628	(7,232)

Total	$82,628	$(18,535)	$82,628	$(17,035)

	Norcraft Companies, L.P.
	March 31, 2006		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(10,919)	$67,000	$(9,803)
Deferred financing costs	12,095	(7,041)	12,095	(6,751)

Total	$79,095	$(17,960)	$79,095	$(16,554)

Intangible assets not subject to amortization consist of the following:

	March 31, 2006	December 31, 2005
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

There were no impairment losses or other gains and losses on disposal of intangible assets for the three months ended March 31, 2006 and 2005.

6.	Accrued expenses

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Salaries, wages and employee benefits	$8,379	$8,573
Commissions, rebates and marketing programs	5,016	4,430
Interest	5,625	2,250
Other	6,405	5,284

	$25,425	$20,537

Product warranty activity is as follows:

	March 31, 2006	March 31, 2005
Beginning Balance	$843	$520
Accruals for warranties - current	1,261	715
Settlements made during the period	(1,182)	(717)

Ending Balance	$922	$518

Product warranty is a component of the “Other” category in the Accrued Expenses table above.

7.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	93,764	91,567	—	—

Long term debt	$243,764	$241,567	$150,000	$150,000

Senior Credit Facility

On October 21, 2003, concurrent with the acquisition of Norcraft Companies LLC by Holdings, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with a third party for up to $25.0 million in available revolving funds and a $45.0 million term loan with an original maturity of October 21, 2008. Advance debt payments were made on this term loan, and it was repaid in full during 2005. Availability of funds under the revolving credit facility is reduced by an outstanding letter of credit. The senior credit facility allows for up to $10.0 million in authorized letters of credit. The interest rates on these facilities are based on LIBOR or prime, plus a premium. The premium is based on the leverage ratio of the Company. At March 31, 2006, the revolving credit facility had an interest rate of LIBOR plus 2.00% and the term loan had a rate of LIBOR plus 3.00%. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets. Approximately $5.0 million of letters of credit were outstanding at March 31, 2006 and December 31, 2005. The total available credit under the revolver at March 31, 2006 and December 31, 2005 was $20.0 million. No amounts were outstanding under the senior credit facility at December 31, 2005 or March 31, 2006.

The senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. The senior credit facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio.

Senior Subordinated Notes

On October 21, 2003, concurrent with the acquisition, an offering of $150 million, 9% senior subordinated notes (the “Senior Subordinated Notes”) due in 2011 was completed by Norcraft Companies, L.P. and Norcraft Finance Corp., co-issuers. Interest payments are required semiannually on May 1 and November 1, and began on May 1, 2004. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

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

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The facility also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at March 31, 2006.

Holdings Senior Discount Notes

On August 17, 2004 Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft, with the exception of a $0.5 million temporary item which resulted in a difference in cash and other current assets between Holdings and Norcraft for the first quarter of 2006. This item consisted of the issuance of members’ interests which are generally passed directly from Holdings to Norcraft. On March 31, 2006, Holdings received cash related to such an issuance; however, there was insufficient time to transfer the funds to Norcraft prior to the end of the period. Subsequent to March 31, 2006, this cash was transferred to Norcraft.

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

Additionally, the terms of the indenture governing the Senior Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The facility also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at March 31, 2006.

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

The following represents certain condensed consolidating financial information as of March 31, 2006 and December 31, 2005 and for the periods ended March 31, 2006 and 2005 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft Companies, L.P., which fully and unconditionally guarantees the senior subordinated notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft Companies, L.P.’s ability to pay dividends or other payments to Norcraft Holdings, L.P. In this regard, the net assets of Norcraft are deemed to be restricted assets of Holdings. As such, condensed financial information for Norcraft Holdings, L.P. (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$80,290	$—	$1,713	$—	$82,003	$—	$—	$82,003
Property, plant & equipment	31,788	—	4,563	—	36,351	—	—	36,351
Investments in subsidiary	2,202	—	—	(2,202)	—	194,254	(194,254)	—
Other assets	271,090	—	213	(3,560)	267,743	2,958	—	270,701

Total assets	$385,370	$—	$6,489	$(5,762)	$386,097	$197,212	$(194,254)	$389,055

Current liabilities	$41,116	$—	$727	$—	$41,843	$—	$—	$41,843
Long-term debt	150,000	—	3,560	(3,560)	150,000	93,764	—	243,764
Members’ equity subject to put request	—	—	—	—	—	48,254	—	48,254
Member’s equity	194,254	—	2,202	(2,202)	194,254	55,194	(194,254)	55,194

Total liabilities & member’s equity	$385,370	$—	$6,489	$(5,762)	$386,097	$197,212	$(194,254)	$389,055

As of December 31, 2005
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current Assets	$62,207	$—	$1,859	$—	$64,066	$—	$—	$64,066
Property, plant & equipment	31,958	—	4,527	—	36,485	—	—	36,485
Investments in subsidiary	2,099	—	—	(2,099)	—	186,085	(186,085)	—
Other assets	272,242	—	213	(3,901)	268,554	3,052	—	271,606

Total assets	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

Current liabilities	$32,421	$—	$599	$—	$33,020	$—	$—	$33,020
Long-term debt	150,000	—	3,901	(3,901)	150,000	91,567	—	241,567
Members’ equity subject to put request	—	—	—	—	—	46,094	—	46,094
Member’s equity	186,085	—	2,099	(2,099)	186,085	51,476	(186,085)	51,476

Total liabilities & member’s equity	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended March 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$108,666	$—	$4,479	$(4,479)	$108,666	$—	$—	$108,666
Cost of sales	76,755	—	4,274	(4,479)	76,550	—	—	76,550

Gross profit	31,911	—	205	—	32,116	—	—	32,116
Equity in earnings of subsidiary	62	—	—	(62)	—	10,566	(10,566)	—
Selling, general and administrative expenses	17,693	—	123	—	17,816	—	—	17,816

Income (loss) from operations	14,280	—	82	(62)	14,300	10,566	(10,566)	14,300
Other expense:
Interest expense	3,392	—	—	—	3,392	2,197	—	5,589
Amortization of deferred financing	290	—	—	—	290	94	—	384
Other, net	32	—	20	—	52	—	—	52

	3,714	—	20	—	3,734	2,291	—	6,025

Net income	$10,566	$—	$62	$(62)	$10,566	$8,275	$(10,566)	$8,275

For the Three Months Ended March 31, 2005
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$91,954	$—	$2,188	$(2,188)	$91,954	$—	$—	$91,954
Cost of sales	63,156	—	2,134	(2,188)	63,102	—	—	63,102

Gross profit	28,798	—	54	—	28,852	—	—	28,852
Equity in earnings of subsidiary	(24)	—	—	24	—	9,323	(9,323)	—
Selling, general and administrative expenses	14,956	—	78	—	15,034	—	—	15,034

Income (loss) from operations	13,818	—	(24)	24	13,818	9,323	(9,323)	13,818
Other expense:
Interest expense	3,893	—	—	—	3,893	1,998	—	5,891
Amortization of deferred financing	602	—	—	—	602	86	—	688
Other, net	—	—	—	—	—	—	—	—

	4,495	—	—	—	4,495	2,084	—	6,579

Net income	$9,323	$—	$(24)	$24	$9,323	$7,239	$(9,323)	$7,239

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$16,145	$—	$450	$—	$16,595	$525	$—	$17,120
Cash flows from investing activities	(3,081)	—	(156)	(342)	(3,579)	(738)	738	(3,579)
Cash flows from financing activities	(904)	—	(342)	342	(904)	738	(738)	(904)
Cumulative translation adjustment	—	—	(31)	—	(31)	—	—	(31)

Net increase (decrease) in cash	12,160	—	(79)	—	12,081	525	—	12,606
Cash, beginning of period	854	—	79	—	933	—	—	933

Cash, end of period	$13,014	$—	$—	$—	$13,014	$525	$—	$13,539

For the Three Months Ended March 31, 2005
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows from operating activities	$11,341	$—	$124	$—	$11,465	$—	$—	$11,465
Cash flows from investing activities	(3,288)	—	(112)	(40)	(3,440)	239	(239)	(3,440)
Cash flows from financing activities	(6,239)	—	(40)	40	(6,239)	(239)	239	(6,239)
Cumulative translation adjustment	—	—	(37)	—	(37)	—	—	(37)

Net decrease (increase) in cash	1,814	—	(65)	—	1,749	—	—	1,749
Cash, beginning of period	664	—	159	—	823	—	—	823

Cash, end of period	$2,478	$—	$94	$—	$2,572	$—	$—	$2,572

(1)	Co-issuers

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

Company Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2005 annual report on Form 10-K.

All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is a wholly-owned subsidiary of Norcraft Holdings, L.P., (“Holdings”). The words “Company”, “we”, “us”, and “our” refer to Holdings together with Norcraft.

We continue to experience significant organic sales growth due to industry growth and increased market share. Our profitability at the gross margin level has also grown, but at a lesser pace than sales due to material price increases in our industry, transportation cost increases, and production inefficiencies in our plants. Profitability levels for Norcraft at the net income level have improved slightly relative to prior-year periods because of leveraged selling, general and administrative expenses.

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

On October 21, 2003, 100% of the outstanding membership units of Norcraft Companies, LLC were acquired by Holdings, a new entity formed at the direction of funds associated with Apax Partners, L.P. (formerly Saunders Karp & Megrue L.L.C.), and Trimaran Fund Management, L.L.C, or Trimaran and our chief executive officer, Mark Buller, and his relatives.

Results of Operations

The following tables outline for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4%	68.6%	70.4%	68.6%

Gross profit	29.6%	31.4%	29.6%	31.4%
Selling, general and administrative expenses	16.4%	16.4%	16.4%	16.4%

Income from operations	13.2%	15.0%	13.2%	15.0%
Interest expense	5.1%	6.4%	3.1%	4.2%
Amortization of deferred financing costs	0.4%	0.7%	0.3%	0.7%
Other, net	0.0%	0.0%	0.0%	0.0%

Net income	7.6%	7.9%	9.7%	10.1%

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net Sales. Net sales increased by $16.7 million, or 18.2%, from $92.0 million for the three months ended March 31, 2005 to $108.7 million for the same period of 2006. Each division contributed to the strong growth in sales with Mid Continent making up just over half of the overall increase in net sales, StarMark making up just under a third, and UltraCraft making up the remainder. As the housing market grew, Norcraft has been able to capture a larger share of the market in each division, due to our ability to deliver innovative, quality products on time. During the quarter, we implemented price increases which, due to the time needed for an increase to take hold, contributed minimally to the total increase in sales.

Cost of Sales. Cost of sales increased by $13.5 million, or 21.3%, from $63.1 million for the three months ended March 31, 2005 to $76.6 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 68.6% for the three months ended March 31, 2005 to 70.4% for the same period of 2006.

Gross Profit. Gross profit increased by $3.2 million, or 11.3%, from $28.9 million for the three months ended March 31, 2005 to $32.1 million for the same period of 2006. Gross profit as a percentage of net sales decreased from 31.4% for the three months ended March 31, 2005 to 29.6% for the same period of 2006. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which increased gross profit by approximately $1.3 million, and increased gross profit as a percent of net sales by approximately 1.4% for the three months ended March 31, 2005. Gross profit was also negatively impacted by increased freight costs and continuing production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.8 million, or 18.5%, from $15.0 million for the three months ended March 31, 2005 to $17.8 million for the same period of 2006. Effective on January 1, 2005, Norcraft changed its vacation policy. This change resulted in adjustments which decreased selling, general and administrative expenses by approximately $0.4 million for the three months ended March 31, 2005. Selling, general and administrative expenses were $1.8 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales was 16.4% for the three months ended March 31, 2005 and 2006.

Income from Operations. Income from operations increased by $0.5 million, or 3.5%, from $13.8 million for the three months ended March 31, 2005 compared to $14.3 million for the same period of 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 15.0% for the three months ended March 31, 2005 to 13.2% for the same period of 2006.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses decreased by $0.6 million, or 8.4%, from $6.6 million for the three months ended March 31, 2005 to $6.0 million for the same period of 2006. Interest expense decreased $0.3 million from decreased indebtedness, due to the early payment of the term loan in 2005. The average debt balances were $242.7 million and $261.1 during the three months ended March 31, 2006 and 2005, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased $0.3 million during the three months ended March 31, 2006 and compared to the three months ended March 31, 2005, due to the accelerated pay-down of the term note in 2005. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales decreased from 7.2% for the three months ended March 31, 2005 to 5.5% for the same period of 2006.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.8 million, or 16.9%, from $4.5 million for the three months ended March 31, 2005 to $3.7 million for the same period of 2006. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales decreased from 4.9% for the three months ended March 31, 2005 to 3.4% for the same period of 2006.

Net Income. Holdings’ net income increased $1.1 million from $7.2 million for the three months ended March 31, 2005 to $8.3 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 7.9% for the three months ended March 31, 2005 to 7.6% for the same period of 2006.

Norcraft’s net income increased $1.3 million from $9.3 million for the three months ended March 31, 2005 to $10.6 million for the same period of 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 10.1% for the three months ended March 31, 2005 to 9.7% for the same period of 2006.

Liquidity and Capital Resources

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our credit facility.

Cash provided by operating activities of Holdings was $17.1 million for the three months ended March 31, 2006, compared with $11.5 million for the same period of 2005, an increase of $5.6 million. The increase was primarily due to the increase in net income of $1.1 million, complimented by the change in operating assets of $0.8 million and the change in operating liabilities of $3.1 million, primarily due to $3.4 million of partnership tax distribution accrued at March 31, 2006.

Cash provided by operating activities of Norcraft was $16.6 million for the three months ended March 31, 2006, compared with $11.5 million for the same period of 2005, an increase of $5.1 million. The increase was primarily due to the increase in net income of $1.2 million, complimented by the change in operating assets of $0.3 million and the change in operating liabilities of $3.1 million, primarily due to $3.4 million of partnership tax distribution accrued at March 31, 2006. In the first quarter of 2006, there was a $0.5 million temporary item which resulted in a difference in cash and other current assets between Holdings and Norcraft. This item consisted of the issuance of members’ interests which are generally passed directly from Holdings to Norcraft. On March 31, 2006, Holdings received cash related to such an issuance; however, there was insufficient time to transfer the funds to Norcraft prior to the end of the period. Subsequent to March 31, 2006, this cash was transferred to Norcraft.

Cash used in investing activities was $3.6 million for the three months ended March 31, 2006, compared with $3.4 million for the same period of 2005, an increase of $0.2 million. Capital expenditures were $1.8 million for the three months ended March 31, 2006, compared with $1.9 million for the same period of 2005, a decrease of $0.1 million. Additionally, expenditures for display cabinets were $1.9 million for the three months ended March 31, 2006, compared with $1.6 million for the same period of 2005, an increase of $0.3 million.

Cash used in financing activities was $0.9 million for the three months ended March 31, 2006, compared with $6.2 million used in the same period of 2005, a decrease of $5.3 million. This decrease was primarily due to prepayments on the term loan, which were $6.0 million for the three months ended March 31, 2005. The term loan was paid in full during 2005; therefore there were no term loan payments during the three months ended March 31, 2006. Additionally, the change in book overdrafts payable was $1.6 million for the three months ended March 31, 2006, as compared to no change during the three months ended March 31, 2005.

We anticipate that the funds generated by operations and funds available under the revolving credit facility will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for Federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indenture governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution paid for the three months ended March 31, 2006. There was, however, $0.01 million received back from an equity holder who requested that the distribution be paid directly to the taxing authority on their behalf. These funds will be redistributed with the June, 2006 distribution.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

As of March 31, 2006, the Company had a $25.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. However, as of March 31, 2006, there were no borrowings under this facility. We have no interest rate swap agreements.

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s Principal Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have not been any changes in Holdings’ internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during Holdings’ fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Holdings’ internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition, results of operations or cash flows. We are not currently a party to any product liability claims. The majority of the pending legal proceedings involve claims for workers compensation. These claims are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any such liability.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: May 15, 2006	Date: May 15, 2006
Signing on behalf of the	Signing on behalf of the
Registrant and as principal	Registrant and as principal
Officer	accounting officer