Form 10-K
period 2006-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2007-04-02
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their certificates of limited partnership)

Delaware	75-3132727
Delaware	36-4231718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒     No  ☐

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

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0 and in the case of Norcraft Holdings, L.P. is approximately $6.2 million.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Tab le of Contents

This combined Form 10-K is separately filed by Norcraft Holdings, L.P. and Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this annual report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

P ART I

Item 1.	Business

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our products are manufactured in both framed and frameless or full access construction. We market our products through five brands: Mid Continent Cabinetry®, UltraCraft®, StarMark®, Fieldstone® and Brookwood®. Each of these brands represents a distinct line of cabinetry and has been in operation for over 20 years. Mid Continent, our original brand, was established in 1966. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We believe our product offering, developed through strategic acquisitions and substantial internal enhancements, represents one of the most comprehensive in the industry, with a broad range of price points, styles, materials and customization levels. In 2000, we acquired UltraCraft, a semi-custom full access cabinet line. In 2002, we acquired StarMark, consisting of the StarMark and Brookwood brands, semi-custom framed cabinet lines, and the Fieldstone brand, a high-end semi-custom and custom framed cabinet line. These acquisitions, combined with our stock and designer-stock framed cabinet line, Mid Continent Cabinetry, have formed a well-balanced platform that has generated significant growth. We have also made substantial investments to enhance our existing product lines, introduce new products and expand capacity at our manufacturing facilities. As a result of our strategy, we currently offer more than 35,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets. With such a broad range of cabinetry products, we are able to compete in multiple segments of the market.

We primarily sell our products to kitchen and bathroom cabinetry dealers as well as to wholesale retailers, or wholetailers, and directly to home builders. We have an extensive network of active customers and internal and independent sales representatives. Our products are sold in the repair and remodeling and new home construction markets. We have national distribution capabilities for all of our brands through six manufacturing facilities, four service and distribution centers, four warehouses and five retail locations strategically located throughout the United States. As a result, our net sales are balanced throughout the United States.

We have experienced significant growth, both organically and through acquisitions, over the past five years. We believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform for continued growth in sales and profitability.

This annual report is that of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the “Predecessor” company of Norcraft) on October 21, 2003 (“the Acquisition”). Norcraft is a separate public reporting company, and a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”, “we”, “us” or “our”.

The Company has one reportable segment, consisting of its three divisions (Mid Continent, UltraCraft and StarMark) and one subsidiary (Norcraft Canada Corporation). As they all have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, the Company has deemed it appropriate to aggregate them into one reportable segment.

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials, and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 35,000 door and finish combinations for wood, thermofoil, high-pressure laminate, and melamine cabinets.

Our business is conducted through three business divisions: Mid Continent Cabinetry, UltraCraft Cabinetry and StarMark Cabinetry (which includes the StarMark, Fieldstone and Brookwood brands). Within these divisions, we market our products through five brands: Mid Continent, UltraCraft, StarMark, Fieldstone and Brookwood. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986. The StarMark, Fieldstone and Brookwood brands were acquired by us in 2002. The StarMark and Fieldstone brands were established in 1975 and 1978, respectively. Our Brookwood brand was established in the mid 1980’s to differentiate our product sold through large home centers. Today, the Brookwood brand is sold only through a catalog sales organization. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

Mid Continent manufactures a broad range of stock framed cabinetry, offering 66 door styles and approximately 479 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Mid Continent’s products accounted for approximately 61% of our sales during the fiscal year ended December 31, 2006.

Signature Series

Mid Continent’s Signature Series, the division’s most popular product line, provides features and customization options comparable to a semi-custom product at price points competitive with stock cabinetry. The Signature Series offers numerous door style selections in various wood species with multiple door and finish combinations. In addition, the Signature Series offers a wide variety of construction upgrades and design options, such as plywood sides and full-extension, dovetail maple drawers, for added style and design. We believe that our Signature Series cabinetry appeals to consumers undertaking remodeling projects, who seek superior design flexibility and attractive appearance relative to stock cabinetry and lower cost and shorter lead-times compared to semi-custom and custom cabinetry. We also believe we appeal to home builders who seek cabinetry that differentiates their homes and gives home buyers the look and feel of custom cabinetry at an affordable price.

Pro Series

Mid Continent’s Pro Series is designed for the value-conscious customer. The Pro Series is manufactured in high quantities and a limited range of finishes with few modification options. We believe that our Pro Series cabinetry primarily appeals to builders who are seeking products for single family and multi-unit dwellings.

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity, and specialty cabinets. UltraCraft offers 78 door styles and over 10,000 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision, and Entrée, each of which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 15%, of our sales during the fiscal year ended December 31, 2006.

Destiny Line

UltraCraft’s Destiny line is our high-end semi-custom full access product offering with extensive customization options. Destiny cabinets include thousands of door and finish combinations constructed of wood, thermofoil, and melamine. Over the years we have continued to significantly expand Destiny’s product offering, adding new wood species, door styles and finishes. Destiny line products are targeted at affluent, established customers who desire upscale, smartly designed, fully-featured cabinets.

Vision Line

UltraCraft’s Vision product line has experienced significant growth every year since its introduction in April 2002. The Vision line includes five door styles and ten Italian “Eurotek” veneer finish combinations, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

Entrée Line

UltraCraft’s Entrée line is value priced full access cabinetry manufactured in high quantities and in a limited range of sizes and styles, with few modification options. Entrée cabinets are manufactured using  5/8 inch melamine board with full edgebanding, and as such are a higher-quality product than most entry level cabinets. Entrée cabinets are targeted to be sold primarily to builders for use in new construction projects.

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry business division, offering 246 door styles and more than 25,000 door and finish combinations. This business division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 24%, of our revenues for the fiscal year ended December 31, 2006.

StarMark

StarMark is semi-custom framed cabinetry distributed through independent kitchen and bath retailers. Kitchens are personalized for the homeowner’s lifestyle and designed by trained professionals who are experienced in using the depth of the StarMark product line to achieve a unique look and value investment for the home. StarMark’s products are targeted at both middle and upper income consumers.

Fieldstone

Fieldstone is our higher-end, semi-custom framed cabinetry brand, also distributed through independent kitchen and bath retailers. This brand features an exclusive selection of products, finishes and modifications above and beyond what is available in the StarMark brand. Each kitchen is individually designed and accented by industry experts who use Fieldstone modifications, migration and exclusive finishes to achieve a custom room for their clients without a premium price. Fieldstone’s products are targeted at both middle and upper income consumers.

Brookwood

Brookwood cabinets are semi-custom, framed cabinets sold through a catalog sales organization. Brookwood Cabinets are extensively modified and personalized for each homeowner. Brookwood’s products are targeted at both middle and upper income consumers.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the United States and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Additionally, it receives much of its supply of frame parts from our Winnipeg facility. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our finished goods inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our four distribution centers.

Newton, along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds approximately 1,000 doors per day.

We are currently increasing the level of insourcing of products currently purchased from third parties. Our StarMark division is insourcing an increasing amount of door production that will result in savings from the amounts formerly paid to third parties for these products. Our facility in Winnipeg, Canada produces wood components which were formerly purchased from third parties. The Winnipeg plant primarily produces product for our Mid Continent division. Depending on exchange rates, the Winnipeg plant can provide cost savings when compared to purchasing these components from domestic suppliers. Additionally, this facility supplies frame parts which can reduce our dependence on certain vendors.

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives, and five Kitchen and Bath Ideas retail stores. The majority of our sales are through our sales representatives, who cover all areas of the United States, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. According to Kitchen and Bath Business, the dealer and wholetailer channels accounted for 62.0% of U.S. cabinet industry sales in 2005. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

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

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 2.4% of our overall revenues in 2006, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 2,800 active customers. Our largest customer in 2006 accounted for 8.1% of our sales, and our largest 10 customers accounted for approximately 26.3% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

COMPETITION

The cabinet industry is mature, competitive, large and fragmented, with approximately 5,000 cabinet manufacturers competing for approximately $13.5 billion in sales during 2005 (as estimated by Kitchen and Bath Business) with only eight competitors having in excess of $200 million in annual sales in 2005. Key competitive factors in the cabinetry industry include product quality, accurate and timely delivery, value and price.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademarks, copyrights and trade secret protection, employee and third party non-disclosure agreements, and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the cabinetry industry. With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. To date, we have not relied on patents in operating our business.

EMPLOYEES

As of December 31, 2006 we had 2,538 employees. This total included 2,104 manufacturing employees. Of our total employees, 1,580 were at Mid Continent and corporate, 329 were at UltraCraft and 629 were at StarMark. None of our employees is subject to any collective bargaining agreement.

ENVIRONMENTAL REGULATION

Our operations are subject to extensive federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations, financial condition or cash flows. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Also discovery of currently unknown conditions could require responses that could result in significant costs. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Item 1A.	Risk Factors

Our business, operations and financial condition are subject to various risks. Some of these risks are described below, and you should take these risks into account in evaluating us or making any investment decision involving us. This section does not describe all risks applicable to us, our industry or our business, and it is intended only as a summary of the material risk factors.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness which could adversely affect our financial condition and business.

At December 31, 2006, we had $256.6 million of indebtedness outstanding, including $150.0 million of 9% senior subordinated notes due 2011 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft) (the “Senior Subordinated Notes”), $100.7 million of 9  3/4% senior discount notes due 2012 of Holdings and Norcraft Capital Corp. (a 100% owned finance subsidiary of Holdings) (the “Senior Discount Notes”) and $5.9 million of unsecured notes issued by Holdings in connection with its repurchase of certain equity interest from two former members. In addition, on such date, we had approximately $54.6 million of additional borrowing availability under Norcraft’s senior secured credit facility and approximately $5.4 million of outstanding letters of credit.

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

We expect to obtain the money to pay our expenses and to pay the interest on the Senior Subordinated Notes, the Senior Discount Notes, and other debt from cash flow from our operations and from additional loans under our senior credit facility. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors which we will not be able to control. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the notes) and to meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including our senior credit facility, the indenture governing the Senior Subordinated Notes, and the indenture governing the Senior Discount Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Senior Subordinated Notes or the Senior Discount Notes and our ability to pay principal of and interest on the notes.

For a more detailed discussion of our debt, please see Note 5 “Long-term debt” to the consolidated financial statements.

The indentures for the Senior Subordinated Notes and the Senior Discount Notes, respectively, and our senior credit facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indentures for the Senior Subordinated Notes and the Senior Discount Notes, and our senior credit facility impose significant operating and financial restrictions on us. These restrictions will limit our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. These covenants may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We will be able to incur more indebtedness and the risks associated with our substantial leverage, including our ability to service our indebtedness, will increase.

The indentures relating to the Senior Subordinated Notes and the Senior Discount Notes, and the credit agreement governing Norcraft’s senior credit facility permit us and/or our subsidiaries, subject to specified conditions, to incur additional indebtedness, including secured indebtedness, under certain circumstances. If we incur additional debt, the risks associated with our substantial leverage, including risks relating to our ability to service our debt, would increase. If we incur any secured debt in the future, holders of this secured debt will have claims that are prior to your claims as holders of the notes to the extent of the value of the assets securing that other debt. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of secured debt will have a prior claim to the assets that constitute their collateral.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2006 the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $256.6 million.

Increases in interest rates and the reduced availability of financing for home improvements may cause our sales and profitability to decrease.

In general, demand for home improvement products may be adversely affected by increases in interest rates and the reduced availability of financing. Also, trends in the financial industry which influence the requirements used by lenders to evaluate potential buyers can result in reduced availability of financing. If interest rates or lending requirements increase and consequently, the ability of prospective buyers to finance purchases of home improvement products is adversely affected, our business, financial condition and results of operations may also be adversely impacted and the impact may be material.

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

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Continued increases could adversely affect our profitability or revenues. We have no long-term supply contracts for the raw materials and finished goods used in the manufacturing of our products. This means that we are subject to changes in the prices charged by our suppliers. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products. We enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to six months.

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

Our international sourcing subjects us to additional risks and costs, which may differ in each country in which we do business and may cause our profitability to decline.

During the fiscal year ended December 31, 2006, approximately 13.0% of our purchases of raw materials were from vendors outside of the United States. We may decide to increase our international sourcing in the future. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable of impractical, our business and financial condition could be adversely affected.

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

We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings until the expected cost reductions are achieved or may not result in expected cost savings at all. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Certain products may also be shifted from one manufacturing or assembly facility to another. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved, either of which would harm our profitability.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 19 years of experience in the cabinetry industry. Our other senior executives have an average of over 20 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

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

We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the two operations we have acquired within the last seven years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

Changes in consumer preferences for cabinet designs and configurations, and our failure to respond to such changes, could adversely affect demand for our product and our results of operations.

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

We are controlled by our principal equity holders, which have the power to take unilateral action that could be adverse to the interests of holders of the notes.

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, four of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, and one of which manufactures StarMark, Fieldstone and Brookwood cabinets. In addition, we lease eight other non-retail facilities which are used for service and distribution functions and storage. Finally, we lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	210,000	Manufacturing—Mid Continent
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	214,600	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Livermore, California	Leased	30,500	Distribution/Service Center
Tampa, Florida	Leased	41,300	Distribution/Service Center
Gilbert, Arizona	Leased	31,500	Distribution/Service Center
Vista, California	Leased	25,900	Distribution/Service Center
Liberty, North Carolina	Leased	15,000	Warehouse
Newton, Kansas	Leased	44,000	Warehouse
Staley, North Carolina	Leased	21,900	Warehouse
Lynchburg, Virginia	Leased	1,875	Warehouse
Brandon, Florida	Leased	3,000	Kitchen and Bath Ideas Retail Store
Clearwater, Florida	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrants’ Common Equity, Related Equity Holder Matters and Issuer Purchases of Equity Securities

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 35 holders of equity interests in Holdings. Holdings made distributions to its members of approximately $36.5 million and $80.0 million in 2006 and 2004, respectively.

Norcraft may make distributions to Holdings, subject to certain limitations to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2006 and 2005 were $15.3 million and $9.9 million, respectively.

Item 6.	Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

	Norcraft Holdings L.P.
(dollar amounts in thousands)	For the Period October 21 through December 31,	Fiscal Year Ended December 31,
	2003	2004	2005	2006
Statement of Operations Data:
Net sales	$52,777	$330,275	$404,639	$440,478
Cost of sales	36,341	227,433	282,541	300,764

Gross profit	16,436	102,842	122,098	139,714
Selling, general and administrative expense	10,168	58,244	64,874	75,919
Other	—	—	—	—

Income from operations	6,268	44,598	57,224	63,795
Interest expense, net	3,217	18,815	23,208	22,654
Amortization of deferred financing costs	391	2,714	4,127	1,498
Other, net	610	(58)	220	150

Total other expense	4,218	21,471	27,555	24,302
Income from continuing operations	2,050	23,127	29,669	39,493

Net income	$2,050	$23,127	$29,669	$39,493

Other Financial Data:
Ratio of earnings to fixed charges (2)	1.6x	2.0x	2.1x	2.6x

	(dollar amounts in thousands)
	December 31,
	2003	2004	2005	2006
Balance Sheet Data:
Total assets	$356,842	$369,992	$372,157	$368,802
Total debt	195,000	263,752	241,567	256,590
Members’ equity subject to put request	22,354	26,377	46,094	48,835
Members’ equity	109,409	52,676	51,476	31,248

	Norcraft Companies, L.P.
	Predecessor		Successor
	Fiscal Year Ended December 31,	For the Period January 1, 2003 through October 20,	For the Period October 21 through December 31,	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2002	2003	2003	2004	2005	2006
Statement of Operations Data:
Net sales	$203,860	$203,899	$52,777	$330,275	$404,639	$440,478
Cost of sales	141,705	135,918	36,341	227,433	282,541	300,764

Gross profit	62,155	67,981	16,436	102,842	122,098	139,714
Selling, general and administrative expense	36,031	37,721	10,168	58,244	64,874	75,919
Other	—	4,127	—	—	—	—

Income from operations	26,124	26,133	6,268	44,598	57,224	63,795
Interest expense, net	2,574	1,422	3,217	15,897	14,893	13,370
Amortization of deferred financing costs	301	267	391	2,589	3,772	1,108
Other, net	641	638	610	(58)	220	150

Total other expense	3,516	2,327	4,218	18,428	18,885	14,628
Income from continuing operations	22,608	23,806	2,050	26,170	38,339	49,167

Net income	$22,608	$23,806	$2,050	$26,170	$38,339	$49,167

Other Financial Data:
Ratio of earnings to fixed charges (2)	8.2x	12.8x	1.6x	2.4x	3.0x	4.2x

	(dollar amounts in thousands)
	December 31,
	2002(1)	2003	2004	2005	2006
Balance Sheet Data:
Total assets	$103,940	$356,842	$366,585	$369,105	$366,250
Total debt	24,749	195,000	180,500	150,000	150,000
Members’ equity	53,959	131,763	158,898	186,085	184,121

(1)	Predecessor company.
(2)	For purposes of determining the ratio of earnings to fixed charges, earnings consist of net income before fixed charges. Fixed charges consist of interest expense, net on indebtedness, the amortization of deferred debt issuance costs, and the interest portion of our rent expense (assumed to be one-third of total rent expense).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All of our operations are conducted through Norcraft which is an indirect wholly-owned subsidiary of Holdings.

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2006” or “fiscal 2006” means the period from January 1, 2006 to December 31, 2006.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through five brands: Mid Continent Cabinetry, UltraCraft, StarMark, Fieldstone and Brookwood. The Mid Continent and UltraCraft brands correspond to those divisions, while the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division.

The Company’s revenue increased 8.9% for the year ended December 31, 2006 as compared to the year ended December 31, 2005. Revenue increases were due to Norcraft’s ability to offer a wide range of quality products and deliver those products on time. Net income increased 33.1% for Holdings, and 28.2% for Norcraft for the year ended December 31, 2006 as compared to the year ended December 31, 2005, primarily due to the increase in sales, margin improvement and reduction in amortization of deferred financing costs. Holdings interest and amortization of deferred financing expenses fell 11.6% in 2006, as compared to 2005, since the term note was repaid in full in 2005.

Significant events during 2006 include a cash distribution to the holders of Class A and Class B units in Holdings totaling $36.5 million and Holdings’ repurchase of equity interests of two former members. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable.

Effective January 1, 2005, Norcraft changed its vacation policy which reduced its employee vacation accrual by approximately $1.7 million as of January 1, 2005 and reduced vacation expense by $1.3 million in cost of sales and $0.4 million in selling, general and administrative expenses in 2005.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, trade promotions, advertising, commissions, amortization of expenses relating to our display cabinets installed at our customers, other marketing costs, general management, insurance, accounting, tax and legal expenses, management fees payable to our principal equity holders and other expenses. We expense advertising costs as incurred.

Other Expenses. Our non-operating expenses consist of interest, amortization of deferred financing costs, and various state and local taxes.

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

Allowance for Bad Debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. In 2004, 2005, and 2006, no one customer accounted for more than 9% of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Inventory

We state inventory at the lower of cost or market using the first-in, first-out (FIFO) method. We make provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Goodwill and Identifiable Intangibles

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years. We believe the use of straight-line amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.

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

Brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone, are considered indefinite lived intangible assets. The fair value of indefinite-lived assets is determined, for annual impairment testing, using the royalty savings method, which is a variation of the income approach. The method requires us to make assumptions and estimates about the royalty payments we would incur to use the various brand names. We have had no such impairment of identifiable intangible assets through December 31, 2006.

Goodwill arises principally from business acquisitions. Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested annually, or as events or circumstances indicate a potential impairment in relation to the estimated fair value. Impairment testing is done at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is based on a discounted future cash flows analysis. We have had no impairment of goodwill through December 31, 2006.

Product Warranties

We provide warranties for our products for a period ranging from three years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management.

Management Incentive Plan

Prior to January 1, 2006, we accounted for stock-based compensation using the minimum value method prescribed in Statement of Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” On January 1, 2006,

we adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective transition method, which requires the application of the accounting standard on the first day of our fiscal year 2006 for grants issued or modified subsequent to the date of adoption.

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to materially impact the Company’s financial statements.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.3%	69.8%	68.9%

Gross profit	31.7%	30.2%	31.1%
Selling, general and administrative expenses	17.2%	16.1%	17.6%
Other	—	—	—

Income from operations	14.5%	14.1%	13.5%
Interest expense, net	5.2%	5.7%	5.7%
Amortization of deferred financing costs	0.3%	1.0%	0.8%
Other, net	—	0.1%	—

Net income	9.0%	7.3%	7.0%

	Norcraft Companies, L.P.
	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.3%	69.8%	68.9%

Gross profit	31.7%	30.2%	31.1%
Selling, general and administrative expenses	17.2%	16.1%	17.6%
	—	—	—

Income from operations	14.5%	14.1%	13.5%
Interest expense, net	3.0%	3.6%	4.8%
Amortization of deferred financing costs	0.3%	0.9%	0.8%
Other, net	—	0.1%	—

Net income	11.2%	9.5%	7.9%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net Sales. Net sales increased by $35.9 million, or 8.9%, from $404.6 million for the year ended December 31, 2005 to $440.5 million for the year ended December 31, 2006. Each division contributed to the strong growth in sales with Mid Continent representing over half of the overall increase in net sales, StarMark representing under half of the increase and UltraCraft which was slightly higher than prior year. Norcraft has been able to increase sales because of our ability to deliver innovative, quality products on time. During the year, we implemented price increases which contributed approximately 4.0% of the total increase in sales.

Cost of Sales. Cost of sales increased by $18.3 million, or 6.4% from $282.5 million for the year ended December 31, 2005 to $300.8 million for same period of 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 69.8% for the year ended December 31, 2005 to 68.3% for the same period of 2006. This decrease is due to production efficiencies.

Gross Profit. Gross profit increased by $17.6 million, or 14.4%, from $122.1 million for the year ended December 31, 2005 to $139.7 million for the year ended December 31, 2006. Gross profit as a percentage of net sales increased from 30.2% for the year ended December 31, 2005 to 31.7% for 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price. Additionally, fiscal 2005 had the benefit from the change in vacation policy which impacted results as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.0 million, or 17.0%, from $64.9 million for the year ended December 31, 2005 to $75.9 million for the same period of 2006. Selling, general and administrative expenses were $7.4 million higher than the prior year because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 16.1% for the year ended December 31, 2005 to 17.2% for the same period of 2006. Additionally, fiscal 2005 had the benefit from the change in vacation policy which impacted results as described above.

Income from Operations. Income from operations increased by $6.6 million, or 11.5%, from $57.2 million for the year ended December 31, 2005 to $63.8 million for fiscal 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 14.1% for the year ended December 31, 2005 to 14.5% for fiscal 2006.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated net interest, amortization of deferred financing fees, and other expenses decreased $3.3 million, or 11.8%, from $27.6 million for the year ended December 31, 2005 to $24.3 million for fiscal 2006. Net interest expense decreased $0.6 million from decreased indebtedness and higher average cash balances, due to the early payment of the term loan in 2005. The average debt balance was $249.1 million and $252.7 during the years ended December 31, 2006 and 2005, respectively. The average borrowing rate on the term note payable to the agent bank was 6.6% during the year ended December 31, 2005. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of two former members is 8.45%. Amortization of deferred financing charges decreased $2.6 million compared to the year ended December 31, 2005, due to the accelerated pay-down of the term note in 2005. Net interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 6.8% for the year ended December 31, 2005 to 5.5% for fiscal 2006.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased $4.3 million, or 22.5%, from $18.9 million for the year ended December 31, 2005 to $14.6 million for fiscal 2006. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 4.6% for the year ended December 31, 2005 to 3.3% for fiscal 2006.

Net Income. Holdings’ net income increased by $9.8 million, or 33.1%, from $29.7 million for the year ended December 31, 2005 compared with $39.5 million for fiscal 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.3% for the year ended December 31, 2005 to 9.0% for 2006.

Norcraft’s net income increased by $10.8 million, or 28.2%, from $38.3 million for the year ended December 31, 2005, compared with $49.1 million for fiscal 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.5% for the year ended December 31, 2005 to 11.2% for fiscal 2006.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Net Sales. Net sales increased by $74.3 million, or 22.5%, from $330.3 million for the year ended December 31, 2004 to $404.6 million for the year ended December 31, 2005. Each division contributed to the strong growth in sales with Mid Continent representing approximately half of the overall increase in net sales, StarMark representing approximately one-third of the increase and UltraCraft making up the remainder. As the housing market grows, Norcraft has been able to capture a larger share of the market in each division, due to our ability to deliver innovative, quality products on time. During the year, we implemented price increases which contributed approximately 3.5% of the total increase in sales.

Cost of Sales. Cost of sales increased by $55.1 million, or 24.2% from $227.4 million for the year ended December 31, 2004 to $282.5 million for same period of 2005. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales increased from 68.9% for the year ended December 31, 2004 to 69.8% for the same period of 2005.

Gross Profit. Gross profit increased by $19.3 million, or 18.7%, from $102.8 million for the year ended December 31, 2004 to $122.1 million for the year ended December 31, 2005. Gross profit as a percentage of net sales decreased from 31.1% for the year ended December 31, 2004 to 30.2% for 2005. Gross profit was impacted by a number of offsetting factors. The Company changed its vacation policy which impacted results as described above. Second, gross profit was negatively impacted by increased freight costs and production inefficiencies. Additionally, Norcraft experienced material cost increases from suppliers in 2004. To offset the impact of these cost increases, Norcraft introduced price increases to customers in the last half of 2004 and first quarter of 2005. The full impact of these price increases was realized as 2005 progressed. We continue to adjust our production schedule to improve the production inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.7 million, or 11.4%, from $58.2 million for the year ended December 31, 2004 to $64.9 million for the same period of 2005. Selling, general and administrative expenses were impacted by a number of offsetting factors. The Company changed its vacation policy which impacted results as described above. Selling, general and administrative expenses were $4.1 million higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products, and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 17.6% for the year ended December 31, 2004 to 16.1% for the same period of 2005.

Income from Operations. Income from operations increased by $12.6 million, or 28.3%, from $44.6 million for the year ended December 31, 2004 to $57.2 million for 2005. The increase in income from operations was a result of factors described above, including the increase in net sales and gross profit which outpaced the increase in selling, general and administrative expenses. Income from operations as a percentage of net sales increased from 13.5% for the year ended December 31, 2004 to 14.1% for fiscal 2005.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased $6.1 million, or 28.3%, from $21.5 million for the year ended December 31, 2004 to $27.6 million for fiscal 2005. Interest expense increased $4.4 million from increased indebtedness, as a result of the issuance of the Senior Discount Notes in August of 2004. The average debt balance was $252.7 million and $226.9 during the years ended December 31, 2005 and 2004, respectively. The average borrowing rate on the term note payable to the agent bank was 6.6% and 4.6% during the year ended December 31, 2005 and 2004, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges increased $1.4 million during the year ended December 31, 2005 and compared to the year ended December 31, 2004, due to the accelerated pay-down of the term note. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 6.5% for the year ended December 31, 2004 to 6.8% for fiscal 2005.

Interest, amortization of deferred financing fees, and other expenses for Norcraft increased $0.5 million, or 2.5%, from $18.4 million for the year ended December 31, 2004 to $18.9 million for fiscal 2005. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 5.6% for the year ended December 31, 2004 to 4.6% for fiscal 2005.

Net Income. Holdings’ net income increased by $6.6 million, or 28.3%, from $23.1 million for the year ended December 31, 2004 compared with $29.7 million for fiscal 2005, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.0% for the year ended December 31, 2004 to 7.3% for 2005.

Norcraft’s net income increased by $12.1 million, or 46.5%, from $26.2 million for the year ended December 31, 2004, compared with $38.3 million for fiscal 2005, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 7.9% for the year ended December 31, 2004 to 9.5% for fiscal 2005.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $70.4 million for the year ended December 31, 2006, compared with $53.2 million for fiscal 2005, an increase of $17.2 million. The increase was primarily due to the increase in net income of $9.8 million. This was complimented by the change in operating assets of $9.4 million offset by the change in operating liabilities of $2.4 million.

Cash provided by operating activities of Norcraft was $70.5 million for the year ended December 31, 2006, compared with $53.2 million for fiscal 2005, an increase of $17.3 million. The increase was primarily due to the increase in net income of $10.8 million. This was complimented by the change in operating assets of $9.4 million offset by the change in operating liabilities of $2.4 million. Additionally, in the fourth quarter of 2006, there was a $0.1 million item which resulted in a difference in the cash balance between Holdings and Norcraft due to the timing of a cash transfer.

Cash used in investing activities was $12.7 million for the years ended December 31, 2006 and 2005. Capital expenditures were $6.7 million for the year ended December 31, 2006 compared to $6.1 million during fiscal 2005, an increase of $0.6 million. Additionally, additions to display cabinets were $6.1 million and $6.7 million for the years ended December 31, 2006 and 2005, respectively, a decrease of $0.6 million.

Cash used in financing activities was $54.7 million for the year ended December 31, 2006, compared with $40.2 million in fiscal 2005, an increase of $14.5 million. This increased usage was primarily due to distributions to members of $51.8 million in 2006, compared to $9.9 million during 2005, an increase of $41.9 million and a change in book overdrafts payable of $3.3 million. This was offset by payments on the term loan made during fiscal 2005 of $30.5 million to pay off the facility.

Debt Structure

On October 21, 2003, concurrent with the Acquisition, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with third parties for up to $25.0 million in available revolving funds and a $45.0 million term loan with an original maturity of October 21, 2008 (the “Original Agreement”). Advance debt payments were made on this term loan, and it was repaid in full during 2005.

On May 2, 2006, the Company entered into an amended and restated credit facility with the same parties as the Original Agreement. The amendment increased the revolving credit facility to $60.0 million, removed the term loan facility, modified the interest rate and changed certain covenants as described further below.

Borrowings under the amended revolving credit facility are available until its maturity for use for general corporate purposes, including acquisitions of assets and capital stock of other companies, to the extent permitted by the amendment. The amended revolving credit facility matures on May 2, 2011 and has no scheduled amortization or commitment reductions.

Borrowings under the amended revolving credit facility bear interest at a variable interest rate based on either LIBOR or the prime rate plus an applicable margin of 1.75% and 0.75%, respectively. The margin is based on the leverage ratio of the Company. Commitment fees of 0.375% of any unused commitments are due quarterly.

The amended senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the amended senior credit facility is guaranteed by Intermediate Holdings and secured by its assets (including Norcraft’s equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The amended senior credit facility also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations may be accelerated and become due and payable immediately.

Additionally, the terms of the indenture governing the senior credit facility limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2006.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at December 31, 2006 as per the amended agreement.

Approximately $5.0 million of letters of credit were outstanding at December 31, 2005. The total available credit under the revolver at December 31, 2005 was $20.0 million. No amounts were outstanding under the senior credit facility at December 31, 2005.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year, commencing May 1, 2004 at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, Norcraft has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest.

If Norcraft experiences a change of control prior to November 1, 2007, we may redeem all, but not less than all, of the Senior Subordinated Notes at a redemption price equal to 100% of the principal amount plus a make-whole premium as defined.

If Norcraft experiences a change of control subsequent to November 1, 2007, we may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at December 31, 2006.

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Discount Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

At any time on or after September 1, 2008, Holdings may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Discount Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Discount Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest. Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Holdings was in compliance with these financial covenants at December 31, 2006.

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

We anticipate that the funds generated by operations and funds available under our new amended revolving credit facility will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2006, including payments to be made pursuant to the management and monitoring agreement, but excluding borrowings and repayments of revolving loans under our senior credit facility:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.2	$2.0	$3.3	$0.9	$—
Senior subordinated notes (principal)	150.0	—	—	150.0	—
Senior subordinated notes (interest)	64.1	13.5	27.0	23.6	—
Senior discount notes (principal)	118.0	—	—	118.0	—
Senior discount notes (interest)	46.0	—	11.5	34.5	—
Unsecured notes (principal)	5.9	1.9	2.0	2.0	—
Unsecured notes (interest)	.9	.5	.3	.1	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$398.1	$18.9	$46.1	$332.1	$1.0

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.2	$2.0	$3.3	$0.9	$—
Senior subordinated notes (principal)	150.0	—	—	150.0	—
Senior subordinated notes (interest)	64.1	13.5	27.0	23.6	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$227.3	$16.5	$32.3	$177.5	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indentures governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2006 and 2005 were $15.3 million and $9.9 million, respectively.

On October 4, 2006, The Company made a cash distribution to the holders of its Class A and Class B units in Holdings totaling $36.5 million. In addition, the exercise price of the Class D units in Holdings subject to the management incentive plan was modified (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 7, “Members’ Equity”). There was no significant impact to its financial statements resulting from the modification in exercise price of the Class D units.

Inflation; Seasonality

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October.

Item 7A.	Quantitati ve and Qualitative Disclosures About Market Risk

As of December 31, 2006, the Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. However, as of December 31, 2006, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding as of December 31, 2006.

Item 8.	Financial Statements and Supple mentary Data

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9.	Changes in and Di sagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers a nd Corporate Governance

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	42	President, Chief Executive Officer and Manager
Kurt Wanninger	46	President, Mid Continent
David Romeo	47	Chief Executive Officer, UltraCraft
John Swedeen	56	President, StarMark
Leigh Ginter	41	Chief Financial Officer
Herb Buller	65	Chairman of the Board of Managers
Jay Bloom	51	Manager
David Kim	40	Manager
Michael Maselli	47	Manager
Christopher Reilly	44	Manager
Sean Britain	31	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 19 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past nine years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 27 years of manufacturing industry experience, including over 7 years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600.0 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

David Romeo became chief executive officer of our UltraCraft division in March of 2006. Mr. Romeo has over 26 years of manufacturing industry experience, including 3 years as president of Omega Cabinetry, a division of the former Omega LTD Group. Prior to joining Omega, Mr. Romeo enjoyed a diverse 17 year career with Schneider North America/Square D Company, a $3.0 billion market leader of electrical distribution and industrial control, and held senior management positions including: vice president/controller; vice president of operations, with responsibility for 12 manufacturing facilities in the US, Canada, Mexico, and Ireland; and director of marketing. Mr. Romeo received a bachelor’s degree in accountancy from Northeastern Missouri State University.

John Swedeen joined our company in 2002 when we purchased StarMark. Mr. Swedeen has been in his current role as the president of StarMark since 1998. Prior to joining StarMark, he served as vice president of sales and marketing for Weiser Lock, a subsidiary of Masco Corporation. Prior to joining Masco, he served in various capacities for Ingersoll-Rand Company, most recently as vice president of marketing for its Architectural Hardware Group. Mr. Swedeen received a bachelor’s degree in business administration from Georgia State University and completed an executive education program at Stanford Graduate School of Business.

Leigh Ginter joined our company in December 1997 as corporate controller and became our chief financial officer upon consummation of the Acquisition. In October 2001, he was appointed our vice president and controller, responsible for overseeing the finances of all of our business divisions as well as monitoring our overall financial performance. Prior to joining our company, Mr. Ginter spent five years as controller for Beckman Produce, an $80 million wholesale produce distributor in St. Paul, Minnesota. Mr. Ginter began his career at Lampert Lumber, serving in a variety of accounting positions during his five years with the company. Mr. Ginter received a bachelor’s degree in accounting from Metropolitan University.

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from University of Manitoba. He is on the advisory board of Palliser Furniture, and serves on the board of Teen Challenge and Family Life Network.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. In addition, he is a member of the board of directors of CIBC World Markets Corp. Prior to joining CIBC World Markets Corp. in 1995, Mr. Bloom was a founder and managing director of the Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom currently serves on the board of directors of Educational Services of America, Inc., PrimeCo Wireless Communications L.L.C., Standard Steel, L.L.C., Millennium Digital Media, L.L.C. and Fortunoff, L.L.C.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Apax Partners, L.P. and was involved in Apax Partners’ investments in Contech Construction Products, Empire Pacific Windows, Tommy Bahama and RSI Home Products. Before joining Saunders, Karp & Megrue, LLC, a predecessor to Apax Partners, in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelor’s degree, with honors, from West Point and a master’s degree in business administration from Harvard Business School. Mr. Kim currently serves as a member of the boards of Contech Construction Products and Empire Pacific Windows.

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelor’s degree in economics from the University of Colorado and a master’s degree in business administration, with distinction, from The A.B. Freeman School at Tulane University.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is a founding partner at Karp Reilly, LLC. Until recently, he was also a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelor’s degree from Providence College and a master’s degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly serves as a member on the boards of Encompass Home Health, Comark, Inc., S. B. Restaurant Co., Performance, Inc., and Wilshire Pies, Inc.

Sean Britain joined our company as a member of our general partner’s board of managers in November 2005. Mr. Britain is currently a principal at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 2000, Mr. Britain worked at First Union Securities as an associate in the Private Equity Coverage Group and a financial analyst in the Leveraged Capital Group. Mr. Britain received a bachelor’s degree in business from Wake Forest University. Mr. Britain currently serves as a member on the boards of Bob’s Discount Furniture and Empire Pacific Windows.

Other than with respect to Herb Buller and Mark Buller, who are father and son, respectively, there are no family relationships among members of our general partner’s board of managers and our executive officers.

Corporate Governance

Our general partner’s board of managers manages our business and affairs as provided by its limited liability company agreement and conducts its business through meetings of the board of managers. Pursuant to the general partner’s limited liability company agreement, each of the representatives of Apax Partners who sit on our general partner’s board of managers, Mr. Reilly, Mr. Kim and Mr. Britain, are each entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before our general partner’s board of managers. Trimaran is entitled to designate two managers, and an entity associated with our Chief Executive Officer, Mark Buller is entitled to designate two managers, each of which will have one vote. As a result, the managers appointed by Apax Partners investors together hold a majority of the votes to be cast on each matter submitted to a vote before our general partner’s board of managers. See Item 13 “Certain Relationships and Related Transactions, and Director Independence—Arrangements with Our Investors.”

Audit Committee

The board of managers of Norcraft GP has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the audit committee are Christopher Reilly, David Kim, and Michael Maselli.

The board of managers of Norcraft GP has not determined whether or not any of its members who serve on the audit committee of the board of managers of Norcraft GP is an “audit committee financial expert” as that term is defined by SEC rules. The board of managers of Norcraft GP has determined, however, that the absence from its audit committee of a person who would qualify as an audit committee financial expert does not impair the ability of its audit committee to provide effective oversight of the Company’s external financial reporting and internal control over financial reporting. Accordingly, the board of managers of Norcraft GP does not intend to add a person to its membership solely for the purpose of adding an audit committee financial expert. In reaching its determination that the members of the audit committee, as it is presently constituted, have sufficient knowledge and experience to exercise effective oversight without the addition of an audit committee financial expert, the board of managers of Norcraft GP considered the knowledge gained by the current members of the audit committee in connection with their prior experience.

Code of Ethics

We have adopted a code of business conduct and ethics for managers, officers (including the principal executive officer and principal financial officer) and employees, known as the “Code of Business Ethics and Conduct”. The Code of Business Ethics and Conduct is available on our website at http://www.norcraftcompanies.com. Interested parties may request a free copy of a Code of Business Ethics and Conduct from:

Norcraft Companies, L.P.

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

Phone: (651)234-3300

Fax: (651)234-3398

E-mail: leigh.ginter@norcraftcompanies.com

Item 11.	Executive Compensation

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last completed fiscal year. Named executive officers consist of the individual who served as our chief executive officer in 2006, Mark Buller, the individual who served as our chief financial officer in 2006, Leigh Ginter, and the three most-highly compensated individuals serving as executive officers at the end of 2006, Kurt Wanninger, the president of our Mid Continent division, David Romeo, the president of our UltraCraft division, and John Swedeen, the president of our StarMark division. The named executive officers also include Simon Solomon, the former president of our UltraCraft division, since Mr. Solomon would have been one of the three most-highly compensated individuals serving as executive officers at the end of 2006 if Mr. Solomon had still been with our company at that time. Mr. Solomon’s employment was terminated as of August 31, 2006.

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation programs are intended to attract and retain vital employees; motivating and rewarding them for outstanding performance. Some programs are geared towards the short-term, while others are intended to foster long-term performance with the goal of increasing member value over the long term. Executive compensation programs can influence all employees by establishing general compensation levels and creating an atmosphere of goals, rewards and expectations. Because we believe that every employee’s performance is important to our success, we are careful of the effect of executive compensation and incentive programs on all of our employees.

Our Compensation Committee and Compensation Process

The board of managers of Norcraft GP has a separately designated compensation committee composed of three non-employee, independent directors. The committee is responsible for establishing and administering the policies that govern both annual compensation and equity ownership. They review and approve salaries, bonus and incentive compensation, equity compensation, and all other forms of compensation for our named executive officers. The compensation committee is also responsible for reviewing and administering our incentive compensation plans, equity incentive programs and other benefit plans. Currently, the members of our compensation committee are Christopher Reilly, David Kim, and Michael Maselli.

Components of our executive compensation include salary, bonus, equity incentive awards, health insurance, disability and life insurance. Executive base salaries are set by the compensation committee. Our compensation committee also approves and adopts the management incentive plan for the new fiscal year and grants Class D unit awards to all of our executive officers and certain other eligible employees.

The Class D unit awards represent grants of “profits interests” in Holdings pursuant to its incentive plan. These units receive tax distributions based on our net income allocated to them. The Class D awards are subject to time and performance-based vesting set forth in our incentive plan and the individual award certificate (the terms of which are set at the time of grant). Vested Class D units are convertible at the option of the holder into Class A units of Holdings at a price equal to the fair market value of a Class A unit on the date such Class D unit was granted.

We maintain health and dental insurance plans for the benefit of eligible employees, including the named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with our company paying the remainder. We also maintain a 401(k) retirement plan that is available to all eligible employees. We currently match elective employee-participant contributions on the basis of 100% of the employee’s contribution up to $300 and a 40% match up to 6% of their total compensation. Life, accidental death and dismemberment and short and long term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by us. We also provide company paid travel and living expense benefits, company paid automobiles and severance to eligible employees. Other voluntary benefits, such as supplemental life and accidental death insurance are also made available and paid for by the employee. The foregoing benefits are available to named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements.

Our compensation committee performs an annual review of each executive’s complete compensation history over each of the past five years and compares it to the compensation of executives in an appropriate market comparison group. Mark Buller, the chief executive officer makes compensation recommendations to the compensation committee for the executive officers who report to him. These executive officers are not present at the time of these discussions. Herb Buller, the chairman of our board of managers, then makes a compensation recommendation to the compensation committee for Mark Buller, our chief executive officer. As noted above, Herb Buller is Mark Buller’s father. The compensation committee ultimately determines Mark Buller’s compensation and he is not present at the time of these discussions.

We select each component of compensation to attract and retain vital executive talent, reward annual performance and provide incentive for long-term focus on strategic goals. The amount of each component of compensation is determined by or under the control of our compensation committee, which uses the following factors to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual goals for the previous year;

•	difficulty of achieving desired goals in the coming year;

•	value of their unique skills to support long-term performance of the company;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team.

These components of our overall compensation program help to achieve the potential of our operations, growing sales and profitability, providing proper compliance and regulatory guidance, and helping to create a productive team.

Our allocation between current and long-term compensation attempts to ensure adequate base compensation to attract and retain vital personnel, while providing incentives to maximize long-term value for our members. We pay cash base salaries to meet the competition and reward performance on an annual basis in the form of bonus compensation. We provide non-cash compensation to reward superior long-term performance and to improve retention.

In connection with joining our company, Mr. Wanninger and Mr. Romeo executed employment agreements and received Class D unit awards in 2006. Additionally, Mr. Wanninger and Mr. Romeo were given the opportunity to purchase Class A units in Holdings. In recognition of performance, Mr. Ginter received a Class D unit award in 2006. Details of these transactions are contained in the tables that follow.

On October 4, 2006, Holdings made a cash distribution to the holders of its Class A and Class B units in Holdings totaling $36.5 million. This equated to approximately $0.27 per A and B unit. In addition, the exercise price of the Class D units in Holdings, subject to the management incentive plan, was modified. There was no significant impact to our financial statements resulting from the modification in exercise price of the Class D units.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2006, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

Compensation Committee Report

As described above, the current members of the compensation committee are Christopher Reilly, David Kim, and Michael Maselli. Our compensation committee has reviewed and discussed the compensation process described above. Based on its review and discussion of this process, the compensation committee recommended to the board of managers of Norcraft GP that this process be included within this 10-K.

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2006.

	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)
Mark Buller
Chief Executive Officer	386,387	298,945	—	—	4,203,097	(3)	4,888,429
Leigh Ginter
Chief Financial Officer	171,262	135,536	54,323	—	147,607	(4)	508,728
John Swedeen
President, StarMark	237,745	175,016	—	—	188,898	(5)	601,659
Kurt Wanninger
President, Mid Continent	307,693	302,307	813,923	—	44,196	(6)	1,468,119
David Romeo
President, UltraCraft	177,404	20,000	512,225	—	173,522	(7)	883,151
Simon Solomon
Former President, UltraCraft	183,265	—	—	—	6,192,375	(8)	6,375,640

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units granted remain subject to time and performance-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to SFAS No. 123R. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 7, “Members’ Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; (c) travel and living expense benefits; (d) automobile; (e) cash payout of equity due to termination of employment; (f) unsecured note payable for payout of equity due to termination of employment; (g) interest paid on note payable due to termination of employment; (h) severance payments; and (i) the October 2006 member distribution as described above.
(3)	Includes member distribution of $4,202,707 paid to Buller Norcraft Holdings, L.L.C. which is controlled by Mr. Mark Buller and Mr. Herbert Buller. Additionally, includes $390 of life insurance premiums.
(4)	Includes member distribution of $141,437, $5,780 of matching contribution of 401(k) savings plan and $390 of life insurance premiums.
(5)	Includes member distribution of $182,208, $6,300 of matching contribution of 401(k) savings plan and $390 of life insurance premiums.
(6)	Includes member distribution of $42,652, $1,186 of matching contribution of 401(k) savings plan and $358 of life insurance premiums.
(7)	Includes member distribution of $129,733, $26,772 for travel benefits, $12,729 for living expense benefits, $3,996 for automobile and $292 for life insurance premiums.
(8)	Includes $4,500,972 for unsecured note payable and $1,500,324 for cash payout of equity due to termination of employment. In exchange for Mr. Solomon’s agreement to maintain confidential information and a non-compete agreement, severance will be paid for a period of eighteen months. Severance paid in 2006 was $83,492. Additionally, includes $107,327 of interest paid on unsecured note payable and $260 for life insurance premiums.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer in the last completed fiscal year under any plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant Date	Threshold ($)	Target ($) (1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh))	Grant Date Fair Value of Option Awards ($/ Sh)
Mark Buller, Chief Executive Officer
Class D Grants	—	—	—	—	—	—	—	—	—	—
Bonus	—	—	298,945	—	—	—	—	—	—	—
Leigh Ginter, Chief Financial Officer
Class D Grants	3/13/06	—	—	—	—	—	—	78,647	1.82	54,323
Bonus	—	—	135,536	—	—	—	—	—	—	—
John Swedeen, President, StarMark
Class D Grants	—	—	—	—	—	—	—	—	—	—
Bonus	—	—	175,016	—	—	—	—	—	—	—
Kurt Wanninger, President, Mid Continent
Class D Grants	2/14/06	—	—	—	—	—	—	1,054,304	1.74	813,923
Bonus	—	—	227,307	—	—	—	—	—	—	—
David Romeo, President, UltraCraft
Class D Grants	3/13/06	—	—	—	—	—	—	632,089	1.82	512,225
Bonus	—	—	20,000	—	—	—	—	—	—	—
Simon Solomon, Former President, UltraCraft
Class D Grants	—	—	—	—	—	—	—	—	—	—
Bonus	—	—	—	—	—	—	—	—	—	—

(1)	Amounts shown represent actual amounts earned under the 2006 annual incentive bonus plan payable in 2007.
(2)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers during 2006. All Class D units remain subject to time and performance-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to SFAS No. 123R. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 7, “Members’ Equity.”

Management Equity Incentive Plan

Holdings adopted an Amended and Restated Management Incentive Plan in 2003, which we refer to as the incentive plan. The incentive plan provides for the grants of incentive Class D units to selected employees and other persons providing services for us. The purposes of the incentive plan are to attract and retain the best available personnel, provide additional incentives to our employees and promote the success of our business.

The compensation committee of the board of managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings.

Class D unit awards issued under the plan are subject to both time-based and performance-based vesting. The time-based awards generally represent 50% of the Class D units granted to each holder and generally vest in equal increments over a 5 year period, with the first vesting typically to occur at the end of the first fully completed fiscal year after the date of grant. The performance-based awards generally represent 50% of the Class D units granted to each holder and are subject to vesting in equal increments at the end of each year over a five year period if and to the extent we have met certain financial targets established by the Norcraft GP board of managers at the time it establishes the budget for each such year. In connection with a change of control of our company, any time-based awards will be immediately vested and any performance-based awards will be subject to immediate vesting in the event that the return received by certain of our investors as a result of such change of control transaction exceeds a specified amount. The compensation committee has discretion to change these vesting terms at the time it approves a grant of any individual award and otherwise in accordance with the terms of the plan. It further has discretion to accelerate the vesting of any award at any time. Unless otherwise determined by the compensation committee, all vesting of Class D units is contingent upon a participant’s continued employment by us and in the event of a termination of employment, any unvested Class D units are immediately forfeited.

Class D units issued under the incentive plan, to the extent vested, may be converted to Class A units of Holdings at any time by the holder thereof by paying a conversion price which is generally equal to the value of a Class A unit award on the date such Class D unit award was granted. In the alternative, the Class D unit awards may be converted to Class A units through a “cashless exercise” feature set forth in the incentive plan. Upon termination of a participant’s employment other than by us for cause, the incentive plan provides that any vested Class D units must be converted to Class A units of Holdings by the participant within 30 days or such units will terminate and be forfeited. Upon termination of a participant’s employment by us for cause, the incentive plan provides that any vested Class D units will be immediately forfeited.

The incentive plan will terminate in October 2013. The board of managers of Norcraft GP may terminate the incentive plan at any time in its sole discretion. The board of managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2006.

	Option Awards (1)
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)
Mark Buller
Chief Executive Officer	1,742,195	1,161,464	0.17
Leigh Ginter
Chief Financial Officer	197,199	157,682	0.54
John Swedeen
President, StarMark	154,723	103,148	0.17
Kurt Wanninger
President, Mid Continent	210,861	843,444	1.74
David Romeo
President, UltraCraft	126,418	505,672	1.82
Simon Solomon
Former President, UltraCraft	—	—	—

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. All Class D units remain subject to time and performance-based vesting. Under the terms of the Plan the Class D units generally begin to vest on the December 31 of the first full year following the date of grant with 50% of the units typically vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

Employment Agreements and Arrangements Upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term was automatically extended for another one-year term, and the employment term will be automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term. Pursuant to his employment agreement, Mr. Buller is entitled to receive $400,000 as his base salary for 2007, with eligibility to receive a bonus of up to 50% of base salary, which bonus will be tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment, and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2006, Mr. Buller would have been entitled to receive an aggregate $898,945 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

In the event we terminate Mr. Buller’s employment for cause or if he terminates his employment other than for good reason, we are not obligated to provide Mr. Buller any severance other than his accrued and unpaid base salary and certain other health and welfare benefits in accordance with his agreement.

In the event of Mr. Buller’s death or disability, he is entitled to receive his accrued and unpaid base salary, a pro-rated portion of any bonus accrued for the year in which his employment ceased (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement.

Buller Norcraft Holdings, L.L.C., an entity affiliated with Mr. Buller, Herb Buller and certain other members of the Buller family, currently holds 15.5 million Class A units in Holdings, and MEB Norcraft, L.L.C., another entity affiliated with Mr. Buller, currently holds approximately 2.9 million Class D units in Holdings. In connection with any termination of Mr. Buller’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, the holder will be entitled to convert each of the vested Class D units held by it to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for these Class D units to $0.17.

In accordance with the Holdings limited partnership agreement, if Mr. Buller’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by Buller Norcraft Holdings, L.L.C. and all units held by MEB Norcraft, L.L.C. at a purchase price equal to, in the case of units considered to be beneficially held by Mr. Buller, the lower of cost or the fair market value of such units, and in the case of all other such units, the fair market value of such units. If Mr. Buller’s employment is terminated by Mr. Buller other than for good reason, Holdings has the option to repurchase all units held by Buller Norcraft Holdings, L.L.C. at a purchase price equal to the fair market value of such units. If Mr. Buller’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by MEB Norcraft, L.L.C. at a purchase price equal to the fair market value of such units.

In addition, in the event Mr. Buller’s employment is terminated due to his death or a disability, he or his estate may request that Holdings purchase his outstanding interests in Holdings for fair market value. Pursuant to its limited partnership agreement, Holdings agrees to undertake commercially reasonable effectors to purchase such interests, subject to its current financial condition permits, including without limitation the restrictions imposed by its then outstanding debt agreements.

Upon certain corporate events, including a change of control of our company, Buller Norcraft Holdings, L.L.C. is entitled to receive a change of control bonus of up to $4.0 million (pending the company successfully achieving various financial goals and rates of return for certain investors) and have the right to purchase up to 1,478,553.86 additional Class A units for $2.17 per unit and an additional 1,478,553.86 Class A units for $2.67 per unit.

Finally, pursuant to the Holdings limited partnership agreement, Buller Norcraft Holdings, L.L.C. has a right of first offer to purchase our company upon a decision by Norcraft GP’s board of managers to engage in a sale transaction. See Item 13 “Certain Relationships and Related Transactions, and Director Independence - Arrangements with Buller Investors.”

Arrangements with Other Employed Named Executive Managers

Each of Mr. Ginter and Mr. Swedeen entered into an employment agreement with us on October 21, 2003, the initial term of which expired December 31, 2004. Pursuant to each employment agreement, the employment term is automatically extended for consecutive one-year periods unless either Mr. Ginter or Mr. Swedeen, or Holdings declines to extend the term. Mr. Wanninger entered into an employment agreement with us, effective as of January 17, 2006, the initial term of which will expire on December 31, 2007. Mr. Romeo entered into an employment agreement with us on March 13, 2006, the initial term of which expired on December 31, 2006. Pursuant to Mr. Romeo’s employment agreement, the employment term is automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term.

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $200,000, Mr. Swedeen is entitled to receive $252,000, Mr. Wanninger is entitled to receive $365,000 and Mr. Romeo is entitled to receive $225,000, in each case, as such officer’s base salary for 2007, with eligibility to receive a bonus tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen, and (y) for one year following the end of employment in the case of Mr. Wanninger or Mr. Romeo; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger or Mr. Romeo.

In the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least 3 months following the date of termination, and in the case of Mr. Wanninger or Mr. Romeo, his base salary for 1 year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2006, Mr. Ginter would have been entitled to receive an aggregate $179,286 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2006, Mr. Swedeen would have been entitled to receive an aggregate $234,891 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2006, Mr. Wanninger would have been entitled to receive an aggregate $547,307 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Romeo’s employment without cause or if he had terminated his employment for good reason as of December 31, 2006, Mr. Romeo would have been entitled to receive an aggregate $245,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

In the event we terminate either officer’s employment for cause or if he terminates his employment other than for good reason, we are not obligated to provide such officer any severance other than his accrued and unpaid base salary and certain other health and welfare benefits in accordance with his agreement.

In the event of either officer’s death or disability, he is entitled to receive his accrued and unpaid base salary, a pro-rated portion of any bonus accrued for the year in which his employment ceased (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement.

Mr. Ginter currently holds 0.2 million Class A units, 0.4 million Class B units and 0.4 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Ginter is entitled to receive 0.4 million Class C units in Holdings. In connection with any termination of Mr. Ginter’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Ginter will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for 0.3 million of the Class D units held by Mr. Ginter to $0.17 and the conversion price for the remaining Class D units held by him to $1.82. In accordance with the Holdings limited partnership agreement, if Mr. Ginter’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Ginter’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Swedeen currently holds 0.5 million Class A units, 0.2 million Class B units and 0.3 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Swedeen is entitled to receive 0.2 million Class C units in Holdings. In connection with any termination of Mr. Swedeen’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Swedeen will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for the Class D units held by Mr. Swedeen to $0.17. In accordance with the Holdings limited partnership agreement, if Mr. Swedeen’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Swedeen’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Wanninger currently holds 0.2 million Class A units and 1.1 million Class D units in Holdings. In connection with any termination of Mr. Wanninger’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Wanninger will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for the Class D units held by Mr. Wanninger to $1.74. In accordance with the Holdings limited partnership agreement, if Mr. Wanninger’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Wanninger’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Romeo currently holds 0.5 million Class A units and 0.6 million Class D units in Holdings. In connection with any termination of Mr. Romeo’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Romeo will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for the Class D units held by Mr. Romeo to $1.82. In accordance with the Holdings limited partnership agreement, if Mr. Romeo’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Romeo’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Arrangements with Simon Solomon

Simon Solomon’s employment with us terminated on August 31, 2006. At that time, we entered into a separation agreement with Mr. Solomon pursuant to which we agreed to (i) continue to pay him his regular salary, at his final base rate, for a period of 18 months following his termination date, (ii) pay him a pro-rated portion of the bonus he would have been entitled to had he remained an employee through the year; and (iii) repurchase all of his limited partnership units. The aggregate payments to be made to Mr. Solomon, including the purchase price for his units, pursuant to his separation agreement is equal to $6.0 million, a portion of which has been paid by delivery of an unsecured note. The terms of such note are described in Note 5 “Long-term debt” —Unsecured Notes to our audited financial statements appearing elsewhere in this annual report. Pursuant to his severance agreement, Mr. Solomon has agreed, among things, to (i) continue to not disclose any of our trade secrets or confidential information, (ii) not disparage or criticize us, and (iii) not compete against us and not solicit or hire any of our employees until August 31, 2008.

Manager Compensation

The members of our general partner’s board of managers are not separately compensated for their services as a manager, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services.

Item 12.	Security O wnership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of Norcraft’s outstanding limited partnership units are held by Norcraft Intermediate Holdings, L.P., which is in turn held entirely by Holdings. Norcraft GP is the general partner of both Norcraft and Holdings. Norcraft GP does not hold any equity interest in Norcraft or Holdings, but, as a general partner of each entity, it controls both entities. The members of our general partner are SKM Norcraft Corp., Trimaran Cabinet Corp. and HMB Norcraft Corp.

The following table provides certain information as of December 31, 2006 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp.(5)	75,950,957		57.0%	—		—	—		—
Trimaran Cabinet Corp.(6)	37,975,478		28.5%	—		—	—		—
Buller Norcraft Holdings, L.L.C.(7)	15,500,000		11.6%	—		—	—		—
Mark Buller	—	(8)	—	—		—	2,903,658	(9)	43.6%
Leigh Ginter	171,633		*	350,000		26.6%	354,880		5.3%
John Swedeen	472,000		*	200,000		15.2%	257,872		3.9%
Kurt Wanninger	157,306		*	—		—	1,054,304		15.8%
David Romeo	478,469		*	—		—	632,089		9.5%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Sean Britain	—		—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 11 persons listed here.	1,279,408	(14)	*	550,000		41.8%	5,202,803		78.0%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units remain subject to time and performance-based vesting.
(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Sean Britain, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.

(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.	Cert ain Relationships and Related Transactions, and Director Independence

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

The Apax Partners and Trimaran holders and the Buller holders entered into a limited liability company agreement of Norcraft GP. Pursuant to this limited liability company agreement, each of the representatives of the Apax Partners holders who sit on Norcraft GP’s board of managers, currently Mr. Reilly, Mr. Kim and Mr. Britain, is entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before Norcraft GP’s board of managers. The Trimaran holders designated two managers, and the Buller holders designated two managers, each of which have one vote. As a result, the managers appointed by the Apax Partners holders together hold a majority of the votes to be cast on each matter submitted to a vote before Norcraft GP’s board of managers. In addition, pursuant to the limited liability company agreement, the Apax Partners and Trimaran holders and the Buller holders have the right to approve various transactions.

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2006, management fees charged to expense was $1.0 million.

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

In consideration of their contribution of the Winnipeg facility, the Buller holders are entitled to receive additional cash payments of up to $4.0 million and the right to acquire up to approximately 2,957,068 Class A units of Holdings upon a change of control involving a sale by the Apax Partners and Trimaran holders exceeding specified financial hurdles, if our owners following such a change of control elect not to continue Mr. Buller’s employment with us.

Other Arrangements with Named Executive Officers

We have entered into various agreements with our named executive officers. See Item 11 “Executive Compensation.”

Item 14.	Princip al Accountant Fees and Services

The following table presents fees for professional services billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, and fees for other services billed PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2006	2005
Audit fees (1)	$384	$431
Audit Related Fees (2)	—	—
Tax fees (3)	132	242
All other fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees are for assurance and related services related to consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories.

All decisions regarding selection of independent accounting firms and approval of accounting services and fees are made by our Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules. There are no exceptions to the policy of securing prior approval by our Audit Committee for any service provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial State ment Schedules

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: April 2, 2007	Date: April 2, 2007
Signing on behalf of the	Signing on behalf of the
Registrants and as principal officer	Registrants and as principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 2nd day of April, 2007.

/s/ Herbert Buller	Chairman of the Board of Managers of Norcraft GP, L.L.C., the General Partner of the Registrants
Herbert Buller

/s/ Jay Bloom	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Jay Bloom

/s/ David Kim	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
David Kim

/s/ Michael Maselli	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Michael Maselli

/s/ Christopher Reilly	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Christopher Reilly

/s/ Sean Britain	Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Sean Britain

/s/ Mark Buller	President, Chief Executive Officer and Manager of Norcraft GP, L.L.C., the General Partner of the Registrants
Mark Buller

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 23, 2007

Report of In dependent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Companies, L.P. as of December 31 2006 and 2005, and the results of their operation and their cash flows for each of the three years in the period ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 23, 2007

C onsolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
	2006	2005	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$3,928	$933	$4,038	$933
Trade accounts receivable, net	35,718	37,015	35,718	37,015
Inventories	21,997	24,197	21,997	24,197
Prepaid expenses	1,885	1,921	1,885	1,921

Total current assets	63,528	64,066	63,638	64,066

Property, plant and equipment, net	38,115	36,485	38,115	36,485

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	52,731	57,197	52,731	57,197
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	7,656	8,396	4,994	5,344
Display cabinets, net	9,006	8,443	9,006	8,443
Other	307	111	307	111

Total other assets	267,159	271,606	264,497	268,554

Total assets	$368,802	$372,157	$366,250	$369,105

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,959	$—	$—	$—
Book overdrafts payable	—	1,666	—	1,666
Accounts payable	8,301	10,817	8,301	10,817
Accrued expenses	23,828	20,537	23,828	20,537

Total current liabilities	34,088	33,020	32,129	33,020

Long-term debt	254,631	241,567	150,000	150,000

Commitments and contingencies

Members’ equity subject to put request	48,835	46,094	—	—

Members’ equity	31,248	51,476	184,121	186,085

Total liabilities and members’ equity	$368,802	$372,157	$366,250	$369,105

See notes to consolidated financial statements.

Co nsolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2006	2005	2004
Net sales	$440,478	$404,639	$330,275

Cost of sales	300,764	282,541	227,433

Gross profit	139,714	122,098	102,842

Selling, general and administrative expenses	75,919	64,874	58,244

Income from operations	63,795	57,224	44,598

Other expense (income):

Interest expense, net	22,654	23,208	18,815

Amortization of deferred financing costs	1,498	4,127	2,714

Other, net	150	220	(58)

	24,302	27,555	21,471

Net income	$39,493	$29,669	$23,127

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2006	2005	2004
Net sales	$440,478	$404,639	$330,275

Cost of sales	300,764	282,541	227,433

Gross profit	139,714	122,098	102,842

Selling, general and administrative expenses	75,919	64,874	58,244

Income from operations	63,795	57,224	44,598

Other expense (income):

Interest expense, net	13,370	14,893	15,897

Amortization of deferred financing costs	1,108	3,772	2,589

Other, net	150	220	(58)

	14,628	18,885	18,428

Net income	$49,167	$38,339	$26,170

See notes to consolidated financial statements.

Consolidated Statements of Chang es in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total Accumulated comprehensive income (loss)
Members’ equity at December 31, 2003	$109,409	$55	$2,105
Issuance of members’ interest	3,608	—	—
Distribution to members	(78,832)	—	—
Repurchase of members’ interest	(535)	—	—
Accretion on members’ interest subject to put request	(4,023)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	23,127	—	23,127

Comprehensive income	—	—	23,049

Members’ equity at December 31, 2004	52,676	(23)	25,154
Issuance of members’ interest	849	—	—
Accretion on members’ interest subject to put request	(19,717)	—	—
Distribution to members	(9,945)	—	—
Repurchase of members’ interest	(1,949)	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	29,669	—	29,669

Comprehensive income	—	—	29,562

Members’ equity at December 31, 2005	51,476	(130)	54,716
Issuance of members’ interest	1,900	—	—
Stock compensation expense	1,090	—	—
Accretion of members’ interest subject to put request	(2,741)	—	—
Distributions to members	(51,812)	—	—
Repurchase of members’ interest	(8,233)	—	—
Cumulative translation adjustment	75	75	75
Net income	39,493	—	39,493

Comprehensive income	—	—	39,568

Members’ equity at December 31, 2006	$31,248	$(55)	$94,284

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated other comprehensive income (loss)	Total Accumulated comprehensive income (loss)
Member’s equity at December 31, 2003	$131,763	$55	$2,105
Issuance of member’s interest	3,608	—	—
Distribution to member	(2,030)	—	—
Repurchase of member interest	(535)	—	—
Cumulative translation adjustment	(78)	(78)	(78)
Net income	26,170	—	26,170

Comprehensive income	—	—	26,092

Member’s equity at December 31, 2004	158,898	(23)	28,197
Issuance of member’s interest	849	—	—
Distribution to member	(9,945)	—	—
Repurchase of member interest	(1,949)	—	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	38,339	—	38,339

Comprehensive income	—	—	38,232

Member’s equity at December 31, 2005	186,085	(130)	66,429
Issuance of member’s interest	1,900
Stock compensation expense	1,090
Distributions to member	(51,841)
Repurchase of member interest	(2,355)
Cumulative translation adjustment	75	75	75
Net income	49,167		49,167

Comprehensive income	—		49,242

Member’s equity at December 31, 2006	$184,121	$(55)	$115,671

See notes to consolidated financial statements.

Consolidat ed Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$39,493	$29,669	$23,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,660	4,800	4,278
Amortization:
Customer relationships	4,466	4,467	4,467
Deferred financing costs	1,498	4,127	2,714
Display cabinets	5,575	4,301	3,179
Provision for uncollectible accounts receivable	3,187	3,050	2,206
Provision for obsolete and excess inventory	199	(247)	(36)
Provision for warranty claims	4,480	4,595	2,329
Accreted interest on senior notes	9,145	8,315	2,918
Stock compensation expense	1,090	277	386
Loss (gain) on disposal of assets	30	255	(7)
Change in operating assets and liabilities:
Trade accounts receivable	(1,922)	(6,973)	(11,193)
Inventories	2,123	(1,943)	(4,942)
Prepaid expenses	35	(424)	504
Other assets	(196)	(20)	29
Accounts payable and accrued liabilities	(3,437)	(1,020)	(2,788)

Net cash provided by operating activities	70,426	53,229	27,171
Cash flows from investing activities:
Proceeds from sale of property and equipment	97	83	77
Purchase of property, plant and equipment	(6,659)	(6,110)	(7,036)
Additions to display cabinets	(6,138)	(6,710)	(5,352)

Net cash used in investing activities	(12,700)	(12,737)	(12,311)

Cash flows from financing activities:
Borrowings on senior discount notes payable	—	—	80,334
Payment of financing costs	(758)	—	(3,728)
Book overdrafts payable	(1,666)	1,666	—
Payments on bank revolving loan	—	—	(8,500)
Borrowings on bank revolving loan	—	—	8,500
Payments on term loan	—	(30,500)	(14,500)
Proceeds from issuance of member interests	1,900	572	553
Repurchase of members’ interests	(2,355)	(1,949)	(535)
Distributions to members	(51,812)	(9,945)	(78,832)

Net cash used in financing activities	(54,691)	(40,156)	(16,708)
Effect of exchange rates on cash	(40)	(226)	88

Net increase (decrease) in cash	2,995	110	(1,760)
Cash, beginning of the period	933	823	2,583

Cash, end of period	$3,928	$933	$823

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,184	$14,986	$19,235
Supplemental disclosure of non-cash transactions:
Members’ interest repurchase for consideration other than cash	$5,878	$—	$—
Purchases of property, plant and equipment included in accounts payable	$517	$794	$216

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$49,167	$38,339	$26,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,660	4,800	4,278
Amortization:
Customer relationships	4,466	4,467	4,467
Deferred financing costs	1,108	3,772	2,589
Display cabinets	5,575	4,301	3,179
Provision for uncollectible accounts receivable	3,187	3,050	2,206
Provision for obsolete and excess inventory	199	(247)	(36)
Provision for warranty claims	4,480	4,595	2,329
Stock compensation expense	1,090	277	386
Loss (gain) on disposal of assets	30	255	(7)
Change in operating assets and liabilities:
Trade accounts receivable	(1,922)	(6,973)	(11,193)
Inventories	2,123	(1,943)	(4,942)
Prepaid expenses	35	(424)	504
Other assets	(196)	(20)	29
Accounts payable and accrued liabilities	(3,437)	(1,020)	(2,788)

Net cash provided by operating activities	70,565	53,229	27,171

Cash flows from investing activities:
Proceeds from sale of property and equipment	97	83	77
Purchase of property, plant and equipment	(6,659)	(6,110)	(7,036)
Additions to display cabinets	(6,138)	(6,710)	(5,352)

Net cash used in investing activities	(12,700)	(12,737)	(12,311)

Cash flows from financing activities:
Payment of financing costs	(758)	—	(196)
Book overdrafts payable	(1,666)	1,666	—
Payments on bank revolving loan	—	—	(8,500)
Borrowings on bank revolving loan	—	—	8,500
Payments on term loan	—	(30,500)	(14,500)
Proceeds from issuance of member interests	1,900	572	553
Repurchase of members interests	(2,355)	(1,949)	(535)
Distributions to member	(51,841)	(9,945)	(2,030)

Net cash used in financing activities	(54,720)	(40,156)	(16,708)

Effect of exchange rates on cash	(40)	(226)	88

Net increase (decrease) in cash	3,105	110	(1,760)

Cash, beginning of the period	933	823	2,583

Cash, end of period	$4,038	$933	$823

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,045	$14,986	$19,235

Supplemental disclosure of non-cash transactions:
Purchases of property, plant and equipment included in accounts payable	$517	$794	$216

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of Presentation and Change in Reporting Entity

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the “Predecessor” company of Norcraft) on October 21, 2003 (“the Acquisition”). Norcraft is a separate public reporting company, and a 100% owned subsidiary of Holdings. Holdings and Norcraft are also collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft. Additionally, for the fourth quarter of 2006, there was a difference in cash and members’ equity between Holdings and Norcraft due to the timing of cash transfers.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2006 or 2005. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

Unless separately stated, the information in the notes herein relate to both Holdings and Norcraft.

2.	Nature of Company

The Company is a manufacturer and national distributor of kitchen and bathroom cabinetry to dealers, wholetailers who sell to end users in the repair and remodeling and new home construction markets, contractors, builders and home centers. Manufacturing is conducted from owned premises located in Kansas, Minnesota, North Carolina, South Dakota, Virginia and Winnipeg, Canada.

The Company has one reportable segment, consisting of its three divisions (Mid Continent, UltraCraft and StarMark) and one subsidiary (Norcraft Canada Corporation). As they all have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, the Company has deemed it appropriate to aggregate them into one reportable segment.

3.	Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. A substantial portion of the Company’s cash is held by a single financial institution.

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs.

Inventories

The Company states inventory at the lower of cost or market using the first-in, first-out (FIFO) method. The Company makes provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated losses for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments that extend lives of assets are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements – 20 years or the life of the underlying lease, factory equipment – 7 years, vehicles – 5 years, office and data processing equipment – 3 to 5 years. The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts, and resulting gains or losses are reflected in operations.

Display Cabinets

The cost of cabinetry displays are capitalized when provided to the Company’s dealers and are amortized over 36 months, which represents the period they are expected to be on display for customer viewing.

Goodwill

Goodwill arises principally from business acquisitions. Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested annually, or as events or circumstances indicate a potential impairment in relation to the estimated fair value. Impairment testing is done at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is based on a discounted future cash flows analysis. There have been no impairment charges in 2006, 2005 or 2004.

Intangible Assets

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years. Straight-line amortization reflects an appropriate allocation of cost of intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone® are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values. The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2006, 2005 and 2004 is included in selling, general, and administrative expenses in the consolidated statements of income. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

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

Deferred Financing Costs

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for fiscal year 2006, 2005 and 2004 totaled approximately $1.5 million, $4.1 million, and $2.7 million, respectively.

Norcraft’s amortization of such costs for fiscal year 2006, 2005 and 2004 totaled approximately $1.1 million, $3.8 million, and $2.6 million, respectively.

The decreased costs for both Holdings and Norcraft were due to the early payment of the term loan in 2005.

Future estimated aggregate amortization expense at December 31, 2006 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2007	$1,506	$1,077
2008	1,546	1,077
2009	1,554	1,077
2010	1,554	1,077
2011	1,163	686

Foreign Currency Translation/Transactions

The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statement of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of members’ equity. Also recorded as translation adjustments in members’ equity are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer.

Shipping and Handling Costs

The Company classifies freight chargeback billings to customers as a component of net sales in the statement of income and the related cost is included as a component of cost of sales.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Product Warranties

The Company provides warranties for its products ranging from three years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates as a component of cost of sales in the statement of income.

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

4.	Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2006	2005
Trade accounts receivable, gross	$36,812	$38,235
Less: allowance for uncollectible accounts	(1,094)	(1,220)

Trade accounts receivable, net	$35,718	$37,015

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

Inventories consist of the following:

	2006	2005
Raw materials and supplies	$12,164	$11,982
Work in process	6,243	7,231
Finished goods	3,590	4,984

	$21,997	$24,197

Supplier Concentration

The Company purchased approximately 15.2%, 17.4% and 17.8% of its raw materials during 2006, 2005 and 2004, respectively, from its largest supplier, to take advantage of a favorable pricing relationship with that entity.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2006	2005
Land	$2,851	$2,831
Buildings and improvements	22,248	21,931
Factory equipment	20,342	15,452
Vehicles	105	86
Office and data processing equipment	4,114	3,960
Construction in progress	1,833	1,491

	51,493	45,751
Less: accumulated depreciation	(13,378)	(9,266)

	$38,115	$36,485

Accrued expenses

Accrued expenses consist of the following:

	2006	2005
Salaries, wages and employee benefits	$10,775	$8,573
Commissions, rebates and marketing programs	4,661	4,430
Interest	2,250	2,250
Other	6,142	5,284

	$23,828	$20,537

Product Warranties

Product warranty activity is as follows:

	2006	2005	2004
Beginning Balance	$843	$520	$372
Accruals for warranties - current	4,480	4,595	2,329
Settlements made during the period	(4,452)	(4,272)	(2,181)

Ending Balance	$871	$843	$520

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

5.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2006	2005	2006	2005
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$150,000	$150,000	$150,000	$150,000

Unsecured notes (due in 2009 with interest at 8.45%)	5,878	—	—	—

Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	118,000	118,000	—	—

Total debt	273,878	268,000	150,000	150,000

Less discount	17,288	26,433

Less current portion	1,959	—	—	—

Long-term debt	$254,631	$241,567	$150,000	$150,000

Future maturities of long-term debt at December 31, 2006 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2007	$1,959	$—
2008	1,959	—
2009	1,960	—
2010	—	—
2011	150,000	150,000
Thereafter	118,000	—

	$273,878	$150,000

Senior Credit Facility

The Company has entered into a senior credit facility, as amended, with a financial institution providing up to $60 million in borrowings available through a revolving credit facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. Borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of the Company. Interest is payable quarterly at 1.75% over LIBOR (5.4% at December 31, 2006) or 0.75% over prime (8.3% at December 31, 2006).

The amended senior credit facility contains covenants which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the amended senior credit facility is guaranteed by Intermediate Holdings and secured by its assets (including Norcraft’s equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The amended senior credit facility also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations may be accelerated and become due and payable immediately.

Additionally, the terms of the indenture governing the senior credit facility limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2006.

Commitment fees are due quarterly at a rate of .375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at December 31, 2006 as per the amended agreement.

Approximately $5.0 million of letters of credit were outstanding at December 31, 2005. The total available credit under the revolver at December 31, 2005 was $20.0 million. No amounts were outstanding under the senior credit facility at December 31, 2005.

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year, commencing May 1, 2004 at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

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

The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio.

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2006 the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $256.6 million.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former members. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. These notes accrue interest at 8.45%, which is payable quarterly.

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% Senior Discount Notes due 2012 (the “Senior Discount Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Thereafter, cash interest on the Senior Discount Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9 3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in Norcraft.

At any time on or after September 1, 2008, Holdings may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest. At any time on or prior to September 1, 2007, Holdings’ may redeem up to 35% of the aggregate accreted value of the Senior Discount Notes with the proceeds of qualified equity offerings at a redemption price equal to 109.75% of the accreted value.

If Holdings experiences a change in control prior to September 1, 2008, it may redeem all, but not less than all, of the Senior Discount Notes at a purchase price equal to 100% of the accreted value plus a make-whole premium as defined.

If Holdings experiences a change in control prior to September 1, 2008, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest. Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. The indenture also contains certain financial covenants including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Holdings was in compliance with these financial covenants at December 31, 2006.

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

The following represents certain condensed consolidating financial information as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior subordinated notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current Assets	$61,710	$—	$1,928	$—	$63,638	$(110)	$—	$63,528
Property, plant & equipment, net	33,639	—	4,476	—	38,115	—	—	38,115
Investments in subsidiary	1,886	—	—	(1,886)	—	184,121	(184,121)	—

Other assets	268,569	—	213	(4,285)	264,497	2,662	—	267,159

Total assets	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

Current liabilities	$31,683	$—	$446	$—	$32,129	$1,959	$—	$34,088

Long-term debt	150,000	—	4,285	(4,285)	150,000	104,631	—	254,631
Members’ equity subject to put request	—	—	—	—	—	48,835	—	48,835

Members’ equity	184,121	—	1,886	(1,886)	184,121	31,248	(184,121)	31,248

Total liabilities & members’ equity	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

As of December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current Assets	$62,207	$—	$1,859	$—	$64,066	$—	$—	$64,066
Property, plant & equipment, net	31,958	—	4,527	—	36,485	—	—	36,485
Investments in subsidiary	2,099	—	—	(2,099)	—	186,085	(186,085)	—

Other assets	272,242	—	213	(3,901)	268,554	3,052	—	271,606

Total assets	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

Current liabilities	$32,421	$—	$599	$—	$33,020	$—	$—	$33,020

Long-term debt	150,000	—	3,901	(3,901)	150,000	91,567	—	241,567
Members’ equity subject to put request	—	—	—	—	—	46,094	—	46,094
Members’ equity	186,085	—	2,099	(2,099)	186,085	51,476	(186,085)	51,476

Total liabilities & members’ equity	$368,506	$—	$6,599	$(6,000)	$369,105	$189,137	$(186,085)	$372,157

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$440,478	$—	$15,919	$(15,919)	$440,478	$—	$—	$440,478
Cost of sales	300,953	—	15,730	(15,919)	300,764	—	—	300,764

Gross profit	139,525	—	189	—	139,714	—	—	139,714
Equity in earnings of subsidiary	(288)	—	—	288	—	49,167	(49,167)	—
Selling, general and administrative expenses	75,465	—	454	—	75,919	—	—	75,919

Income (loss) from operations	63,772	—	(265)	288	63,795	49,167	(49,167)	63,795
Other expense (income):
Interest expense, net	13,372	—	(2)	—	13,370	9,284	—	22,654
Amortization of deferred financing costs	1,108	—	—	—	1,108	390	—	1,498
Other, net	125	—	25	—	150	—	—	150

	14,605	—	23	—	14,628	9,674	—	24,302

Net income	$49,167	$—	$(288)	$288	$49,167	$39,493	$(49,167)	$39,493

For the Year Ended December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$404,639	$—	$13,097	$(13,097)	$404,639	$—	$—	$404,639
Cost of sales	283,121	—	12,517	(13,097)	282,541	—	—	282,541

Gross profit	121,518	—	580	—	122,098	—	—	122,098
Equity in earnings of subsidiary	192	—	—	(192)	—	38,339	(38,339)	—
Selling, general and administrative expenses	64,498	—	376	—	64,874	—	—	64,874

Income (loss) from operations	57,212	—	204	(192)	57,224	38,339	(38,339)	57,224
Other expense (income):
Interest expense, net	14,893	—	—	—	14,893	8,315	—	23,208
Amortization of deferred financing costs	3,772	—	—	—	3,772	355	—	4,127
Other, net	208	—	12	—	220	—	—	220

	18,873	—	12	—	18,885	8,670	—	27,555

Net income	$38,339	$—	$192	$(192)	$38,339	$29,669	$(38,339)	$29,669

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2004

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$330,275	$—	$6,114	$(6,114)	$330,275	$—	$—	$330,275
Cost of sales	226,880	—	6,667	(6,114)	227,433	—	—	227,433

Gross profit	103,395	—	(553)	—	102,842	—	—	102,842
Equity in earnings of subsidiary	(783)	—	—	783	—	26,170	(26,170)	—
Selling, general and administrative expenses	58,019	—	225	—	58,244	—	—	58,244

Income (loss) from operations	44,593	—	(778)	783	44,598	26,170	(26,170)	44,598
Other expense (income):
Interest expense, net	15,897	—	—	—	15,897	2,918	—	18,815
Amortization of deferred financing costs	2,589	—	—	—	2,589	125	—	2,714
Other, net	(63)	—	5	—	(58)	—	—	(58)

	18,423	—	5	—	18,428	3,043	—	21,471

Net income	$26,170	$—	$(783)	$783	$26,170	$23,127	$(26,170)	$23,127

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$70,400	$—	$190	$—	$70,565	$52,157	$(52,296)	$70,426
Cash flows provided by (used in) investing activities	(12,641)	—	(468)	384	(12,700)	—	—	(12,700)
Cash flows provided by (used in) financing activities	(54,720)	—	384	(384)	(54,720)	(52,267)	52,296	(54,691)

Effect of exchange rates on cash	—	—	(40)	—	(40)	—	—	(40)

Net increase (decrease) in cash	3,039	—	66	—	3,105	(110)	—	2,995

Cash, beginning of period	854	—	79	—	933	—	—	933

Cash, end of period	$3,893	$—	$145	$—	$4,038	$(110)	$—	$3,928

For the Year Ended December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$53,059	$—	$170	$—	$53,229	$9,945	$(9,945)	$53,229
Cash flows provided by (used in) investing activities	(12,713)	—	(817)	793	(12,737)	—	—	(12,737)
Cash flows provided by (used in) financing activities	(40,156)	—	793	(793)	(40,156)	(9,945)	9,945	(40,156)

Effect of exchange rates on cash	—	—	(226)	—	(226)	—	—	(226)

Net increase (decrease) in cash	190	—	(80)	—	110	—	—	110

Cash, beginning of period	664	—	159	—	823	—	—	823

Cash, end of period	$854	$—	$79	$0	$933	$—	$—	$933

For the Year Ended December 31, 2004

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$28,072	$—	$(901)	$—	$27,171	$1,651	$(1,651)	$27,171
Cash flows provided by (used in) investing activities	(13,233)	—	(913)	1,835	(12,311)	—	—	(12,311)
Cash flows provided by (used in) financing activities	(16,708)	—	1,835	(1,835)	(16,708)	(1,651)	1,651	(16,708)

Effect of exchange rates on cash	—	—	88	—	88	—	—	88

Net increase (decrease) in cash	(1,869)	—	109	—	(1,760)	—	—	(1,760)

Cash, beginning of period	2,533	—	50	—	2,583	—	—	2,583

Cash, end of period	$664	$—	$159	$—	$823	$—	$—	$823

(1) Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

6.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair market values of financial instruments at December 31, 2006 and 2005. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$150,000	$154,590	$150,000	$155,250
9.75% Senior Discount Notes	100,712	86,804	91,567	84,370

	Norcraft Companies, L.P.
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$150,000	$154,590	$150,000	$155,250

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2006 and 2005, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values.

7.	Members’ Equity

At December 31, 2006 and 2005, there were 133,325,441and 135,213,997 Class A units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the limited partnership agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The limited partnership agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2006 and 2005, there were 1,317,242 and 1,669,364 Class B units issued and outstanding, respectively. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.

Management Incentive Plan

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

Holdings has a Management Incentive Plan, (the “Plan”) which provides for the grants of incentive Class D units in Holdings to selected employees of the Company. Under the terms of the Plan the Class D units generally begin to vest on the December 31 of the first full year following the date of grant with 50% of the units typically vesting over a 5 year period

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 2,994,210 incentive Class D units during the year ended December 31, 2006 the cumulative fair value of which was determined to be $2.5 million.

Compensation expense related to Class D units was $1.1 million, $0.3 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Prior to the adoption of SFAS No. 123R, compensation expense related to Class D units would have been $0.7 million for the year ended December 31. As such the impact of adopting SFAS No. 123R was to increase 2006 compensation expense by $0.4 million.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2006	2005	2004
Weighted-average fair value of Class D units granted	$0.82	$0.58	$0.68
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.69%	3.68%	3.39%
Volatility	34.5%	0.0%	0.0%
Expected lives	4.92	4.00	4.86

A summary of Class D unit activity under the plan is as follows:

	2006		2005		2004
	Units	Weighted- Average Exercise Price (1)	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price (1)
Beginning balance	4,386,217	$0.45	4,964,991	$0.45	5,149,147	$0.45
Granted	2,994,210	$1.92	147,434	$0.45	285,714	$0.45
Exercised	—	—	—	—	—	—
Forfeited/Expired	(713,828)	$0.31	(726,208)	$0.45	(469,870)	$0.45

Ending balance	6,666,599	$0.95	4,386,217	$0.45	4,964,991	$0.45

Exercisable balance	2,833,561	$0.55	1,754,487	$0.45	992,998	$0.45

(1)	Price-per-share amounts shown are adjusted to reflect the effect of modifications of exercise price in 2006 and 2004.

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2006 were $9.6 million and $5.2 million, respectively.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2006, 2005, and 2004, there were 20.7 million, 23.0 million, and 23.9 million units subject to the put request, respectively.

8.	Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan were $.6 million for each of the years ended December 31, 2006, 2005 and 2004.

9.	Related Party Transactions

The Company has agreements with affiliates of two of its majority limited partners, Apax Partners, L.P. and Trimaran Fund Management, L.L.C., to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense was $1.0 million for each of the years ended December 31, 2006, 2005 and 2004.

10.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2006 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006, are as follows:

Year Ending December 31,	Amount
2007	$2,024
2008	1,935
2009	1,349
2010	540
2011	321

$6,169

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

11.	Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.	Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$108,666	$121,876	$114,044	$95,892
Cost of sales	76,550	82,459	76,675	65,080

Gross profit	32,116	39,417	37,369	30,812
Selling, general and administrative expenses	17,816	20,707	19,235	18,161

Income from operations	14,300	18,710	18,134	12,651
Other expense (income):
Interest expense, net	5,589	5,640	5,488	5,937
Amortization of deferred financing costs	384	374	368	372
Other, net	52	22	57	19

	6,025	6,036	5,913	6,328

Net income	$8,275	$12,674	$12,221	$6,323

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Net sales	$108,666	$121,876	$114,044	$95,892
Cost of sales	76,550	82,459	76,675	65,080

Gross profit	32,116	39,417	37,369	30,812
Selling, general and administrative expenses	17,816	20,707	19,235	18,161

Income from operations	14,300	18,710	18,134	12,651
Other expense (income):
Interest expense, net	3,392	3,373	3,171	3,434
Amortization of deferred financing costs	290	278	269	271
Other, net	52	22	57	19

	3,734	3,673	3,497	3,724

Net income	$10,566	$15,037	$14,637	$8,927

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$91,954	$104,087	$105,630	$102,968
Cost of sales	63,102	72,840	74,160	72,439

Gross profit	28,852	31,247	31,470	30,529
Selling, general and administrative expenses	15,034	16,685	15,998	17,157

Income from operations	13,818	14,562	15,472	13,372
Other expense (income):
Interest expense, net	5,891	5,893	5,765	5,659
Amortization of deferred financing costs	688	673	1,154	1,612
Other, net	—	112	18	90

	6,579	6,678	6,937	7,361

Net income	$7,239	$7,884	$8,535	$6,011

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Net sales	$91,954	$104,087	$105,630	$102,968
Cost of sales	63,102	72,840	74,160	72,439

Gross profit	28,852	31,247	31,470	30,529
Selling, general and administrative expenses	15,034	16,685	15,998	17,157

Income from operations	13,818	14,562	15,472	13,372
Other expense (income):
Interest expense, net	3,893	3,832	3,670	3,498
Amortization of deferred financing costs	602	585	1,066	1,519
Other, net	—	112	18	90

	4,495	4,529	4,754	5,107

Net income	$9,323	$10,033	$10,718	$8,265

13.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to materially impact the Company’s financial statements.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2006
Allowance for uncollectible accounts	$1,220	$3,187	$(3,313)	$1,094

2005
Allowance for uncollectible accounts	$1,250	$3,050	$(3,080)	$1,220

2004
Allowance for uncollectible accounts	$1,861	$2,206	$(2,817)	$1,250

S-1

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Second Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of October 4, 2006 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on November 14, 2006)

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4 % Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P, Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4 % Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P, Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, LP.’s Form 8-K filed on May 8, 2006).

10.2	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.3	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent, and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.4	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

E-1

Exhibit	Description
10.5	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.6	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.7	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.8	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.9	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.10	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James, Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.12	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.13*	Amendment No. 2 to Contribution Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C.

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.18	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K on March 31, 2006).

10.19	Employment Letter, dated March 9, 2006, from Norcraft Companies, L.P. to David Romeo (incorporated by reference to Exhibit 10.20 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

12.1 *	Statements re: Computation of Ratios.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-2