Form 10-K
period 2007-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2008-03-31
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0 and in the case of Norcraft Holdings, L.P. is approximately $5.6 million.

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

We believe our product offering, developed through strategic acquisitions and substantial internal enhancements, represents one of the most comprehensive in the industry, with a broad range of price points, styles, materials and customization levels. In 2000, we acquired UltraCraft, a semi-custom full access cabinet line. In 2002, we acquired StarMark, consisting of the StarMark and Brookwood brands, semi-custom framed cabinet lines, and the Fieldstone brand, a high-end semi-custom and custom framed cabinet line. These acquisitions, combined with our stock and designer-stock framed cabinet line, Mid Continent Cabinetry, have formed a well-balanced platform that has generated significant growth. We have also made substantial investments to enhance our existing product lines, introduce new products and expand capacity at our manufacturing facilities. As a result of our strategy, we currently offer more than 64,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets. With such a broad range of cabinetry products, we are able to compete in multiple segments of the market.

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

We have experienced significant organic growth over the past five years. More recently, we have been affected by the significant down-turn in our industry. However, we continue to believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform to weather the down-turn and return to growth in sales and profitability.

This annual report is that of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the “Predecessor” company of Norcraft) on October 21, 2003 (the “Acquisition”). Norcraft is a separate public reporting company, and a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are collectively referred to as the “Company”, “we”, “us” or “our”.

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

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials, and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 64,000 door and finish combinations for wood, thermofoil, high-pressure laminate, and melamine cabinets.

Our business is conducted through three business divisions: Mid Continent Cabinetry, UltraCraft Cabinetry and StarMark Cabinetry (which includes the StarMark, Fieldstone and Brookwood brands). Within these divisions, we market our products through five brands: Mid Continent, UltraCraft, StarMark, Fieldstone and Brookwood. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986. The StarMark, Fieldstone and Brookwood brands were acquired by us in 2002. The StarMark and Fieldstone brands were established in 1978. The Brookwood brand was established in the mid 1980’s to differentiate products sold through large home centers. Today, the Brookwood brand is sold only through a catalog sales organization. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

Mid Continent manufactures a broad range of stock framed cabinetry, offering 79 door styles and approximately 452 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Mid Continent’s products accounted for approximately 56% of our sales during the fiscal year ended December 31, 2007.

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

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity, and specialty cabinets. UltraCraft offers 82 door styles and over 10,000 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision, and Entrée, each of which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 15%, of our sales during the fiscal year ended December 31, 2007.

Destiny Line

UltraCraft’s Destiny line is our high-end semi-custom full access product offering with extensive customization options. Destiny cabinets include thousands of door and finish combinations constructed of wood, thermofoil, acrilux, metal and melamine. Over the years we have continued to significantly expand Destiny’s product offering, adding new wood species, door styles and finishes. Destiny line products are targeted at affluent, established customers who desire upscale, smartly designed, fully-featured cabinets.

Vision Line

Ultracraft’s Vision line includes nine door styles and fifteen Italian “Eurotek” veneer finish combinations, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

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

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering 266 door styles and more than 54,000 door and finish combinations. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 29%, of our revenues for the fiscal year ended December 31, 2007.

StarMark

StarMark is semi-custom framed kitchen and bath cabinetry targeted at both middle and upper income consumers. Kitchens are personalized for the homeowner’s lifestyle and designed by trained professionals who are experienced in using the depth of the StarMark product line to achieve a unique look and value investment for the home.

Fieldstone

Fieldstone is our higher-end, semi-custom framed cabinetry brand. This brand features an exclusive selection of products, finishes and modifications above and beyond what is available in the StarMark brand. Each kitchen is individually designed and accented by industry experts who use Fieldstone modifications, migration and exclusive finishes to achieve a custom room for their clients without a premium price. Fieldstone’s products are targeted at both middle and upper income consumers.

Brookwood

Brookwood cabinets are semi-custom, framed cabinets. Brookwood Cabinets are extensively modified and personalized for each homeowner. Brookwood products are targeted at both middle and upper income consumers.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the United States and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations (although our Winnipeg, Canada facility also supplies frame parts to our Newton facility). At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our finished goods inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our four distribution centers.

Newton, Kansas along with Cottonwood, Minnesota, Lynchburg, Virginia and Winnipeg, Canada are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our facility in Winnipeg, Canada produces wood components which were formerly purchased from third parties. Depending on exchange rates, the Winnipeg plant can provide cost savings when compared to purchasing these components from domestic suppliers. As discussed above, this facility supplies frame parts which can reduce our dependence on certain vendors. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds approximately 775 doors per day.

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

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. According to Kitchen and Bath Business, the dealer and wholetailer channels accounted for 66.0% of U.S. cabinet industry sales in 2006. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

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

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 2.7% of our overall revenues in 2007, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 2,400 active customers. Our largest customer in 2007 accounted for approximately 11.8% of our sales, and our largest 10 customers accounted for approximately 31.5% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

COMPETITION

The cabinet industry is mature, competitive, large and fragmented, with many cabinet manufacturers competing for approximately $13.5 billion to $14.0 billion in sales during 2006 (as estimated by Kitchen and Bath Business) with only eight competitors having in excess of $200 million in annual sales in 2006. Key competitive factors in the cabinetry industry include product quality, accurate and timely delivery, value and price.

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

EMPLOYEES

As of December 31, 2007 we had 2,407 employees. This total included 1,961 manufacturing employees. Of our total employees, 1,435 were at Mid Continent and corporate, 310 were at UltraCraft and 662 were at StarMark. None of our employees are subject to any collective bargaining agreement.

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

At December 31, 2007, we had $262.7 million of indebtedness outstanding, including $148.0 million of 9% senior subordinated notes due 2011 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft) (the “Senior Subordinated Notes”), $110.8 million of 9  3/4% senior discount notes due 2012 of Holdings and Norcraft Capital Corp. (a 100% owned finance subsidiary of Holdings) (the “Senior Discount Notes”) and $3.9 million of unsecured notes issued by Holdings in connection with its repurchase of certain equity interests from two former equity holders. In addition, on such date, we had approximately $54.6 million of additional borrowing availability under Norcraft’s senior secured credit facility and approximately $5.4 million of outstanding letters of credit.

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

For a more detailed discussion of our debt, please see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 6, “Long-term debt.”

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2007, the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $262.7 million.

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

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. Further downturns in the home building industry or the economy could negatively affect the demand for and pricing of our products and our operating results.

A significant part of our business is affected by levels of home improvement (including repair and remodeling) and new home construction activity. During fiscal 2007, the already difficult conditions within the home improvement industry became progressively more challenging as demand for home improvement continued to decline in most of our markets. The home construction industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During fiscal 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications in turn make it more difficult for some borrowers to finance the purchase of new homes or repair or remodel existing homes. These factors have served to reduce the demand for our products and have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is very important to the housing market. These entities have recently reported losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity, which may limit their ability to acquire mortgages. The federal government recently sought to limit the size of the home-loan portfolios and operations of these government-sponsored enterprises. Any limitations or restrictions on the availability of the financing or on the liquidity provided by them could adversely affect interest rates, mortgage availability and sales of our products.

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

During the fiscal year ended December 31, 2007, approximately 17.3% of our purchases of raw materials were from vendors outside of the United States. We may decide to increase our international sourcing in the future. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 20 years of experience in the cabinetry industry. Our other senior executives have an average of over 20 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

If we cannot adequately protect our intellectual property rights we may lose exclusivity in our brands, which could reduce our sales and revenue.

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

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	210,000	Manufacturing—Mid Continent
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	214,600	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Livermore, California	Leased	30,500	Distribution/Service Center
Tampa, Florida	Leased	41,300	Distribution/Service Center
Gilbert, Arizona	Leased	31,500	Distribution/Service Center
Vista, California	Leased	25,900	Distribution/Service Center
Liberty, North Carolina	Leased	15,000	Warehouse
Newton, Kansas	Leased	83,000	Warehouse
Lynchburg, Virginia	Leased	3,375	Warehouse
Tampa, Florida	Leased	3,000	Kitchen and Bath Ideas Retail Store
Clearwater, Florida	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store

Item 3.	Legal Proceedings

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

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 46 holders of equity interests in Holdings. Excluding tax distributions, Holdings made distributions to its members of approximately $6.9 million, $36.5 million and $80.0 million in 2007, 2006 and 2004, respectively.

Norcraft may make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2007, 2006 and 2005 were $11.8 million, $15.3 million and $9.9 million, respectively.

Item 6.	Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

	Norcraft Holdings L.P.
	For the Period October 21 through December 31, 2003	Fiscal Year Ended December 31,
(dollar amounts in thousands)		2004	2005	2006	2007
Statement of Operations Data:
Net sales	$52,777	$330,275	$404,639	$440,478	$394,042
Cost of sales	36,341	227,433	282,541	300,764	263,500

Gross profit	16,436	102,842	122,098	139,714	130,542
Selling, general and administrative expense	10,168	58,244	64,874	75,919	76,012
Other	—	—	—	—	—

Income from operations	6,268	44,598	57,224	63,795	54,530
Interest expense, net	3,217	18,815	23,208	22,654	23,618
Amortization of deferred financing costs	391	2,714	4,127	1,498	1,540
Other, net	610	(58)	220	150	200

Total other expense	4,218	21,471	27,555	24,302	25,358

Net income	$2,050	$23,127	$29,669	$39,493	$29,172

Other Financial Data:
Ratio of earnings to fixed charges (1)	1.6x	2.0x	2.1x	2.6x	2.1x

	(dollar amounts in thousands)
	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Total assets	$356,842	$369,992	$372,157	$368,802	$383,077
Total debt	195,000	263,752	241,567	256,590	262,690
Members’ equity subject to put request	22,354	26,377	46,094	48,835	42,331
Members’ equity	109,409	52,676	51,476	31,248	47,538

	Norcraft Companies, L.P.
	Predecessor	Successor
	For the Period January 1, 2003 through October 20,	For the Period October 21 through December 31,	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2003	2003	2004	2005	2006	2007
Statement of Operations Data:
Net sales	$203,899	$52,777	$330,275	$404,639	$440,478	$394,042
Cost of sales	135,918	36,341	227,433	282,541	300,764	263,500

Gross profit	67,981	16,436	102,842	122,098	139,714	130,542
Selling, general and administrative expense	37,721	10,168	58,244	64,874	75,919	76,012
Other	4,127	—	—	—	—	—

Income from operations	26,133	6,268	44,598	57,224	63,795	54,530
Interest expense, net	1,422	3,217	15,897	14,893	13,370	13,104
Amortization of deferred financing costs	267	391	2,589	3,772	1,108	1,111
Other, net	638	610	(58)	220	150	200

Total other expense	2,327	4,218	18,428	18,885	14,628	14,415
Net income	$23,806	$2,050	$26,170	$38,339	$49,167	$40,115

Other Financial Data:
Ratio of earnings to fixed charges (1)	12.8x	1.6x	2.4x	3.0x	4.2x	3.6x

	(dollar amounts in thousands)
	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Total assets	$356,842	$366,585	$369,105	$366,250	$380,844
Total debt	195,000	180,500	150,000	150,000	148,000
Members’ equity	131,763	158,898	186,085	184,121	202,326

(1)	For purposes of determining the ratio of earnings to fixed charges, earnings consist of net income before fixed charges. Fixed charges consist of interest expense, net the amortization of deferred debt issuance costs, and the interest portion of our rent expense (assumed to be one-third of total rent expense).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under Part I, Item 1A, “Risk Factors,” will be important in determining future results.

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

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2007” or “fiscal 2007” means the period from January 1, 2007 to December 31, 2007.

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

The Company’s revenue decreased 10.5% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This revenue decrease was due to Norcraft’s decrease in the number of incoming orders as a result of the industry-wide slow-down caused by the slow-down in the U.S. housing market. Net income decreased 26.1% for Holdings and 18.4% for Norcraft for the year ended December 31, 2007 as compared to the year ended December 31, 2006, primarily due to the aforementioned decrease in the number of incoming orders. Notwithstanding this decrease in sales, our profitability at the gross profit level (as a percent of sales) is improved due to production efficiencies and changes in our product mix.

Significant events during 2007 include a cash distribution to the holders of Class A and Class B units in Holdings totaling $6.9 million and the repurchase and cancellation of $2.0 million of Senior Subordinated Notes at a purchase price of $2,025,000 plus accrued interest of $55,000.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, trade promotions, advertising, commissions, amortization of expenses relating to our display cabinets installed at our customer locations, other marketing costs, general management, insurance, accounting, tax and legal expenses, management fees payable to our principal equity holders and other expenses . We expense advertising costs as incurred.

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

Allowance for Bad Debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2007 and 2006, one customer accounted for approximately 11.8% and 8.1%, respectively of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

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

Brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone, are considered indefinite lived intangible assets. The fair value of indefinite-lived assets is determined, for annual impairment testing, using the royalty savings method, which is a variation of the income approach. The method requires us to make assumptions and estimates about the royalty payments we would incur to use the various brand names. We have had no such impairment of identifiable intangible assets through December 31, 2007.

Goodwill arises principally from business acquisitions. Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested annually, or as events or circumstances indicate a potential impairment in relation to the estimated fair value. Impairment testing is done at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is based on a discounted future cash flows analysis. We have had no impairment of goodwill through December 31, 2007.

Product Warranties

We provide warranties for our products for a period ranging from three years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management.

Management Incentive Plan

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective transition method, which requires the application of the accounting standard on the first day of our fiscal year 2006 for grants issued or modified subsequent to the date of adoption. In accordance with SFAS No. 123R, our methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated incentive unit lives. Changes in these assumptions could significantly impact the estimated fair value of the incentive units.

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after January 1, 2008. It is not anticipated that the adoption of SFAS 157 will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is optional and is effective for financial statements issued for fiscal years beginning after January 1, 2008. The Company has chosen not to adopt the fair value provisions of SFAS No. 159 at this time.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9%	68.3%	69.8%

Gross profit	33.1%	31.7%	30.2%
Selling, general and administrative expenses	19.3%	17.2%	16.1%

Income from operations	13.8%	14.5%	14.1%
Interest expense, net	6.0%	5.2%	5.7%
Amortization of deferred financing costs	0.4%	0.3%	1.0%
Other, net	—	—	0.1%

Net income	7.4%	9.0%	7.3%

	Norcraft Companies, L.P.
	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.9%	68.3%	69.8%

Gross profit	33.1%	31.7%	30.2%
Selling, general and administrative expenses	19.3%	17.2%	16.1%

Income from operations	13.8%	14.5%	14.1%
Interest expense, net	3.3%	3.0%	3.6%
Amortization of deferred financing costs	0.3%	0.3%	0.9%
Other, net	—	—	0.1%

Net income	10.2%	11.2%	9.5%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net Sales. Net sales decreased by $46.5 million, or 10.5%, from $440.5 million for the year ended December 31, 2006 to $394.0 million for the year ended December 31, 2007. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales was attributable to a decrease in sales by our Mid Continent division, which made up most of the overall decrease in net sales because it is our largest division. Decreases in sales by our UltraCraft division were slightly offset by an increase in sales by our StarMark division.

Cost of Sales. Cost of sales decreased by $37.3 million, or 12.4% from $300.8 million for the year ended December 31, 2006 to $263.5 million for 2007. The decrease was primarily attributable to our decreased sales volume. Additionally, cost of sales was lowered by $0.4 million from insurance proceeds due to a fire in the Newton, Kansas facility. Cost of sales as a percentage of net sales decreased from 68.3% for the year ended December 31, 2006 to 66.9% for 2007. This decrease is due to production efficiencies.

Gross Profit. Gross profit decreased by $9.2 million, or 6.6%, from $139.7 million for the year ended December 31, 2006 to $130.5 million for the year ended December 31, 2007. Gross profit as a percentage of net sales increased from 31.7% for the year ended December 31, 2006 to 33.1% for 2007. Gross profit was positively impacted by production efficiencies including labor, scrap and warranty costs. Gross profit was also positively impacted by changes in our product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.1 million, or 0.1%, from $75.9 million for the year ended December 31, 2006 to $76.0 million for 2007. Selling, general and administrative expenses were impacted by several offsetting factors. First, selling expenses decreased because of lower commission expenses and other advertising activities for the year ended December 31, 2007, resulting from the decrease in net sales. Offsetting this decrease was an increase in the provision for uncollectible accounts receivable of $0.9 million, from $3.2 million for the year ended December 31, 2006 to $4.1 million for the year ended December 31, 2007. Administrative expenses decreased during the year ended December 31, 2007, compared to the year ended December 31, 2006, largely because of reduced bonus expenses. Selling, general and administrative expenses as a percentage of net sales increased from 17.2% for the year ended December 31, 2006 to 19.3% for 2007.

Income from Operations. Income from operations decreased by $9.3 million, or 14.5%, from $63.8 million for the year ended December 31, 2006 to $54.5 million for 2007. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 14.5% for the year ended December 31, 2006 to 13.8% for 2007.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased $1.0 million, or 4.3%, from $24.3 million for the year ended December 31, 2006 to $25.3 million for 2007. Interest expense increased $0.9 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $259.6 million and $249.1 million during the years ended December 31, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of two former equity holders is 8.45%. Amortization of deferred financing charges remained flat at $1.5 million for the years ended December 31, 2007 and 2006. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 5.5% for the year ended December 31, 2006 to 6.4% for 2007.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased $0.2 million, or 1.5%, from $14.6 million for the year ended December 31, 2006 to $14.4 million for 2007. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales increased from 3.3% for the year ended December 31, 2006 to 3.7% for 2007.

Net Income. Holdings’ net income decreased by $10.3 million, or 26.1%, from $39.5 million for the year ended December 31, 2006 compared with $29.2 million for 2007, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.0% for the year ended December 31, 2006 to 7.4% for 2007.

Norcraft’s net income decreased by $9.1 million, or 18.4%, from $49.2 million for the year ended December 31, 2006, compared with $40.1 million for 2007, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 11.2% for the year ended December 31, 2006 to 10.2% for 2007.

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

Cost of Sales. Cost of sales increased by $18.3 million, or 6.4% from $282.5 million for the year ended December 31, 2005 to $300.8 million for 2006. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 69.8% for the year ended December 31, 2005 to 68.3% for 2006. This decrease is due to production efficiencies.

Gross Profit. Gross profit increased by $17.6 million, or 14.4%, from $122.1 million for the year ended December 31, 2005 to $139.7 million for the year ended December 31, 2006. Gross profit as a percentage of net sales increased from 30.2% for the year ended December 31, 2005 to 31.7% for 2006. Gross profit was positively impacted by production efficiencies and an increase in average selling price. Additionally, fiscal 2005 had the benefit from the change in vacation policy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11.0 million, or 17.0%, from $64.9 million for the year ended December 31, 2005 to $75.9 million for 2006. Selling, general and administrative expenses were $7.4 million higher than the prior year because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 16.1% for the year ended December 31, 2005 to 17.2% for 2006. Additionally, fiscal 2005 had the benefit from the change in vacation policy.

Income from Operations. Income from operations increased by $6.6 million, or 11.5%, from $57.2 million for the year ended December 31, 2005 to $63.8 million for 2006. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 14.1% for the year ended December 31, 2005 to 14.5% for 2006.

Interest, Amortization of Deferred Financing fees, and Other Expenses. Holdings’ consolidated net interest, amortization of deferred financing fees, and other expenses decreased $3.3 million, or 11.8%, from $27.6 million for the year ended December 31, 2005 to $24.3 million for 2006. Net interest expense decreased $0.6 million from decreased indebtedness and higher average cash balances, due to the early payment of the term loan in 2005. The average debt balance was $249.1 million and $252.7 million during the years ended December 31, 2006 and 2005, respectively. The average borrowing rate on the term note payable to the agent bank was 6.6% during the year ended December 31, 2005. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of two former equity holders is 8.45%. Amortization of deferred financing charges decreased $2.6 million compared to the year ended December 31, 2005, due to the accelerated pay-down of the term note in 2005. Net interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 6.8% for the year ended December 31, 2005 to 5.5% for 2006.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased $4.3 million, or 22.5%, from $18.9 million for the year ended December 31, 2005 to $14.6 million for 2006. Interest, amortization of deferred financing fees, and other expenses as a percentage of net sales decreased from 4.6% for the year ended December 31, 2005 to 3.3% for 2006.

Net Income. Holdings’ net income increased by $9.8 million, or 33.1%, from $29.7 million for the year ended December 31, 2005 compared with $39.5 million for 2006, for the reasons described above. Net income as a percentage of net sales for Holdings increased from 7.3% for the year ended December 31, 2005 to 9.0% for 2006.

Norcraft’s net income increased by $10.8 million, or 28.2%, from $38.3 million for the year ended December 31, 2005, compared with $49.2 million for 2006, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 9.5% for the year ended December 31, 2005 to 11.2% for 2006.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $62.9 million for the year ended December 31, 2007, compared with $70.4 million for 2006, a decrease of $7.5 million. The decrease was primarily due to the decrease in net income of $10.3 million and a change in operating liabilities of $2.4 million offset by the change in operating assets of $4.4 million.

Cash provided by operating activities of Norcraft was $63.3 million for the year ended December 31, 2007, compared with $70.5 million for 2006, a decrease of $7.2 million. The decrease was primarily due to the decrease in net income of $9.1 million and a change in operating liabilities of $2.4 million offset by the change in operating assets of $4.4 million.

Cash used in investing activities was $14.2 million for the year ended December 31, 2007, compared with $12.7 million for 2006. Additions to display cabinets were $7.8 million for the year ended December 31, 2007, compared to $6.1 million during 2006, an increase of $1.7 million. Additionally, capital expenditures were $6.9 million and $6.7 million for the years ended December 31, 2007 and 2006, respectively, an increase of $0.2 million. Offsetting the aforementioned increases were insurance proceeds from involuntary asset disposal of $0.5 million for the year ended December 31, 2007.

Cash used in financing activities of Holdings was $24.1 million for the year ended December 31, 2007, compared with $54.7 million in 2006, a decrease of $30.6 million. This decreased usage was primarily due to a decrease in distributions to members of $33.1 million, offset by the repurchase of Senior Subordinated Notes of $2.0 million.

Cash used in financing activities of Norcraft was $24.6 million for the year ended December 31, 2007, compared with $54.7 million in 2006, a decrease of $30.1 million. This decreased usage was primarily due to a decrease in distributions to members of $33.1 million, offset by the repurchase of Senior Subordinated Notes of $2.0 million.

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

The amended senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the amended senior credit facility is guaranteed by Intermediate Holdings and secured by its assets (including Norcraft’s equity interests), as well as guaranteed by and secured by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The amended senior credit facility also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations may be accelerated and become due and payable immediately.

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2007.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2007 and 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at December 31, 2007 and 2006 as per the amended agreement.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, Norcraft has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its Senior Subordinated Notes at a purchase price of $2,025,000 plus accrued interest of $55,000.

If Norcraft experiences a change of control, we may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. Holdings was in compliance with these covenants at December 31, 2007.

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

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2007, including payments to be made pursuant to the management and monitoring agreement, but excluding borrowings and repayments of revolving loans under our senior credit facility:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.4	$2.8	$3.1	$0.5	$—
Senior subordinated notes (principal)	148.0	—	—	148.0	—
Senior subordinated notes (interest)	50.0	13.3	26.7	10.0	—
Senior discount notes (principal)	118.0	—	—	118.0	—
Senior discount notes (interest)	46.0	—	23.0	23.0	—
Unsecured notes (principal)	3.9	1.9	2.0	—	—
Unsecured notes (interest)	.4	.3	.1	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$379.7	$19.3	$56.9	$302.5	$1.0

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.4	$2.8	$3.1	$0.5	$—
Senior subordinated notes (principal)	148.0	—	—	148.0	—
Senior subordinated notes (interest)	50.0	13.3	26.7	10.0	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$211.4	$17.1	$31.8	$161.5	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.

Taxes; Distributions to our Limited Partners

We are a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

Norcraft’s senior credit facility and the indentures governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2007 and 2006 were $11.8 million and $15.3 million, respectively.

The Company made cash distributions to the holders of its Class A and Class B units in Holdings totaling $6.9 million and $36.5 million during the years ended December 31, 2007 and 2006, respectively. In addition, the exercise price of the Class D units in Holdings subject to the management incentive plan was modified (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 7, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to its financial statements resulting from the modification in exercise price of the Class D units.

Inflation; Seasonality

Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.

Our sales have historically been moderately seasonal and have been strongest in April through October which coincides with construction seasonality.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2007, the Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. However, as of December 31, 2007, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding as of December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public independent accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As part of our evaluation of the effectiveness of internal controls over financial reporting described above, we made certain improvements to our internal controls. However, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	43	President, Chief Executive Officer and Manager
Kurt Wanninger	47	President, Mid Continent
Simon Solomon	55	President, UltraCraft
John Swedeen	57	President, StarMark
Leigh Ginter	42	Chief Financial Officer
Herb Buller	66	Chairman of the Board of Managers
Jay Bloom	52	Manager
David Kim	41	Manager
Michael Maselli	48	Manager
Christopher Reilly	45	Manager
Sean Britain	32	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 20 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past ten years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 28 years of manufacturing industry experience, including over 7 years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600.0 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 13 years experience serving as the president of UltraCraft. He also has over 29 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

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

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C. Prior to co-founding Trimaran Fund Management L.L.C., Mr. Bloom was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom currently serves on the board of directors of Educational Services of America, Inc., El Pollo Loco, Inc., NSP Holdings LLC, PrimeCo Wireless Communications L.L.C., Standard Steel, L.L.C. and Source Financial Corporation.

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

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelor’s degree in economics from the University of Colorado and a master’s degree in business administration, with distinction, from The A.B. Freeman School at Tulane University. Mr. Maselli serves on the board of directors of Standard Steel, L.L.C.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is a founding partner at KarpReilly, LLC. Prior to founding KarpReilly, LLC, Mr. Reilly was a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelor’s degree from Providence College and a master’s degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly is currently a member of the board of directors of Z’Tejas, Inc., Habit Burger Grill, S.B. Restaurant Co. (Elephant Bar), Comark, Inc. and Bob’s Discount Furniture.

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

Corporate Governance

Our general partner’s board of managers manages our business and affairs as provided by its limited liability company agreement and conducts its business through meetings of the board of managers. Pursuant to the general partner’s limited liability company agreement, each of the representatives of Apax Partners who sit on our general partner’s board of managers, Mr. Reilly, Mr. Kim and Mr. Britain, are each entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before our general partner’s board of managers. Trimaran is entitled to designate two managers, and an entity associated with our Chief Executive Officer, Mark Buller is entitled to designate two managers, each of which will have one vote. As a result, the managers appointed by Apax Partners investors together hold a majority of the votes to be cast on each matter submitted to a vote before our general partner’s board of managers. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Arrangements with Our Investors.”

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

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last two completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2006 and 2007, Mark Buller, the individual who served as our chief financial officer in 2006 and 2007, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2006 and 2007, Kurt Wanninger, the president of our Mid Continent division and John Swedeen, the president of our StarMark division. The named executive officers also include David Romeo, the former president of our UltraCraft division, because Mr. Romeo was one of the three most-highly compensated individuals serving as executive officers at the end of 2006 and would have been one of the three most-highly compensated individuals serving as executive officers at the end of 2007 if Mr. Romeo had still been with our company at that time. Mr. Romeo’s employment was terminated as of September 24, 2007. Additionally, the named executive officers also include Simon Solomon, the president of our UltraCraft division before Mr. Romeo, because Mr. Solomon would have been one of the three most-highly compensated individuals serving as executive officers at the end of 2006 if Mr. Solomon had still been with our company at that time. Mr. Solomon left the Company on August 31, 2006, and rejoined the Company on February 13, 2008. Since rejoining the Company, he has resumed his post as the president of our UltraCraft division.

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

The Class D unit awards represent grants of “profits interests” in Holdings pursuant to its incentive plan. These units receive tax distributions based on our net income allocated to them. The Class D unit awards are subject to time and performance-based vesting set forth in our incentive plan and the individual award certificate (the terms of which are set at the time of grant). Vested Class D units are convertible at the option of the holder into Class A units of Holdings at a price equal to the fair market value of a Class A unit on the date such Class D unit was granted.

We maintain health and dental insurance plans for the benefit of eligible employees, including the named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with our company paying the remainder. We also maintain a 401(k) retirement plan that is available to all eligible employees. We currently match elective employee-participant contributions on the basis of 100% on the first 3 percent and 50% match on the next 2 percent of the employee’s contribution. Life, accidental death and dismemberment and short and long term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by us. We also provide company paid travel and living expense benefits, company paid automobiles and severance to eligible employees. Other voluntary benefits, such as supplemental life and accidental death insurance are also made available and paid for by the employee. The foregoing benefits are available to named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements.

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

Holdings made cash distributions to the holders of its Class A and Class B units in Holdings totaling $6.9 million and $36.5 million during the years ended December 31, 2007 and 2006, respectively. This equated to approximately $0.05 and $0.27 per A and B unit in fiscal 2007 and 2006, respectively. In addition, the exercise price of the Class D units in Holdings, subject to the management incentive plan, was modified (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 7, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to our financial statements resulting from the modification in exercise price of the Class D units.

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2006 and 2007, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

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

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2006 and 2007.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)
Mark Buller	2006	386,387	298,945	—	—	4,203,097		4,888,429
Chief Executive Officer	2007	425,181	—	—	—	796,227	(3)	1,221,408

Leigh Ginter	2006	171,262	135,536	54,323	—	147,607		508,728
Chief Financial Officer	2007	196,154	—	—	—	33,618	(4)	229,772

John Swedeen	2006	237,745	175,016	—	—	188,898		601,659
President, StarMark	2007	250,077	173,017	—	—	41,479	(5)	464,573

Kurt Wanninger	2006	307,693	302,307	813,923	—	44,196		1,468,119
President, Mid Continent	2007	358,077	110,000	—	—	15,063	(6)	483,140

Simon Solomon	2006	183,265	—	—	—	6,192,375		6,375,640
President, UltraCraft	2007	—	—	—	—	2,116,701	(7)	2,116,701

David Romeo	2006	177,404	20,000	512,225	—	173,522		883,151
Former President, UltraCraft	2007	184,313	—	—	—	1,302,131	(8)	1,486,444

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units granted remain subject to time and performance-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to SFAS No. 123R. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; (c) travel and living expense benefits; (d) automobile; (e) cash payout of equity due to termination of employment; (f) interest and principal paid on note payable due to termination of employment; (g) severance payments; and (h) the member distribution as described above.
(3)	Includes member distribution of $795,507 paid to Buller Norcraft Holdings, L.L.C. which is controlled by Mr. Mark Buller and Mr. Herbert Buller. Additionally, includes $720 of life insurance premiums.
(4)	Includes member distribution of $26,772, $6,270 of matching contribution of 401(k) savings plan and $576 of life insurance premiums.
(5)	Includes member distribution of $34,489, $6,270 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(6)	Includes member distribution of $8,073, $6,270 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(7)	Includes $1,848,701 of interest and principal paid on unsecured note payable and severance paid in 2007 of $268,000.
(8)	Includes $1,173,529 for cash payout of equity due to termination of employment. In exchange for Mr. Romeo’s agreement to maintain confidential information and a non-compete agreement, severance will be paid for a period of twelve months. Severance paid in 2007 was $55,385. Additionally, includes $24,556 for member distribution, $32,071 for travel benefits, $8,670 for living expense benefits, $3,523 for automobile, $3,911 of matching contribution of 401(k) savings plan and $486 for life insurance premiums.

Grants of Plan-Based Awards

The following table sets forth each grant of an award made to a named executive officer in the last two completed fiscal years under any plan.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh))	Grant Date Fair Value of Option Awards ($/ Sh)
		Threshold ($)	Target ($)		Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Mark Buller, Chief Executive Officer
’06 Class D Grants	—	—	—		—	—	—	—	—	—	—
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	298,945		—	—	—	—	—	—	—
’07 Bonus	—	—	—		—	—	—	—	—	—	—

Leigh Ginter, Chief Financial Officer
’06 Class D Grants	3/13/06	—	—		—	—	—	—	78,647	1.82	54,323
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	135,536		—	—	—	—	—	—	—
’07 Bonus	—	—	—		—	—	—	—	—	—	—

John Swedeen, President, StarMark
’06 Class D Grants	—	—	—		—	—	—	—	—	—	—
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	175,016		—	—	—	—	—	—	—
’07 Bonus	—	—	173,153	(1)	—	—	—	—	—	—	—

Kurt Wanninger, President, Mid Continent
’06 Class D Grants	2/14/06	—	—		—	—	—	—	1,054,304	1.74	813,923
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	227,307		—	—	—	—	—	—	—
’07 Bonus	—	—	110,000	(1)(2)	—	—	—	—	—	—	—

Simon Solomon, President, UltraCraft
’06 Class D Grants	—	—	—		—	—	—	—	—	—	—
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	—		—	—	—	—	—	—	—
’07 Bonus	—	—	—		—	—	—	—	—	—	—
David Romeo, Former President, UltraCraft
’06 Class D Grants	3/13/06	—	—		—	—	—	—	632,089	1.82	512,225
’07 Class D Grants	—	—	—		—	—	—	—	—	—	—
’06 Bonus	—	—	20,000		—	—	—	—	—	—	—
’07Bonus	—	—	—		—	—	—	—	—	—	—

(1)	Amounts shown represent actual amounts earned under the 2007 annual incentive bonus plan payable in 2008.
(2)	Amount represents a minimum bonus payment per the terms of the employment agreement.

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

Class D unit awards issued under the plan are subject to both time-based and performance-based vesting. The time-based awards generally represent 50% of the Class D units granted to each holder and generally vest in equal increments over a 5 year period, with the first vesting typically to occur at the end of the first fully completed fiscal year after the date of grant. The performance-based awards generally represent 50% of the Class D units granted to each holder and are subject to vesting in equal increments at the end of each year over a five year period if and to the extent we have met certain financial targets established by the Norcraft GP board of managers at the time it establishes the budget for each such year. In connection with a change of control of our Company, any time-based awards will be immediately vested and any performance-based awards will be subject to immediate vesting in the event that the return received by certain of our investors as a result of such change of control transaction exceeds a specified amount. The compensation committee has discretion to change these vesting terms at the time it approves a grant of any individual award and otherwise in accordance with the terms of the plan. It further has discretion to accelerate the vesting of any award at any time. Unless otherwise determined by the compensation committee, all vesting of Class D units is contingent upon a participant’s continued employment by us and in the event of a termination of employment any unvested Class D units are immediately forfeited.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2007.

	Option Awards (1)
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)
Mark Buller
Chief Executive Officer	2,322,926	580,732	0.12

Leigh Ginter
Chief Financial Officer	260,310	94,570	0.49

John Swedeen
President, StarMark	206,298	51,574	0.12

Kurt Wanninger
President, Mid Continent	421,722	632,582	1.69

Simon Solomon
President, UltraCraft	—	—	—

David Romeo
Former President, UltraCraft	—	—	—

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. All Class D units remain subject to time and performance-based vesting. Under the terms of the Plan the Class D units generally begin to vest on the December 31 of the first full year following the date of grant with 50% of the units typically vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

Employment Agreements and Arrangements upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extended for another one-year term on that date and was extended again on October 20, 2007, and the employment term will be automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $460,000 as his base salary for 2008, with eligibility to receive a bonus of up to 50% of base salary, which bonus will be tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment, and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2007, Mr. Buller would have been entitled to receive an aggregate $690,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Buller Norcraft Holdings, L.L.C., an entity affiliated with Mr. Buller, Herb Buller and certain other members of the Buller family, currently holds 15.5 million Class A units in Holdings, and MEB Norcraft, L.L.C., another entity affiliated with Mr. Buller, currently holds approximately 2.9 million Class D units in Holdings. In connection with any termination of Mr. Buller’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, the holder will be entitled to convert each of the vested Class D units held by it to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for these Class D units to $0.12.

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

Upon certain corporate events, including a change of control of our company, Buller Norcraft Holdings, L.L.C. is entitled to receive a change of control bonus of up to $4.0 million (pending the Company successfully achieving various financial goals and rates of return for certain investors) and have the right to purchase up to 1,478,553.86 additional Class A units for $2.00 per unit and an additional 1,478,553.86 Class A units for $2.50 per unit.

Finally, pursuant to the Holdings limited partnership agreement, Buller Norcraft Holdings, L.L.C. has a right of first offer to purchase our company upon a decision by Norcraft GP’s board of managers to engage in a sale transaction. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence—Arrangements with Buller Investors.”

Arrangements with Other Employed Named Executive Managers

Each of Mr. Ginter and Mr. Swedeen entered into an employment agreement with us on October 21, 2003, the initial term of which expired December 31, 2004. Pursuant to each employment agreement, the employment term is automatically extended for consecutive one-year periods unless either Mr. Ginter or Mr. Swedeen, or us declines to extend the term. Mr. Wanninger entered into an employment agreement with Holdings, effective as of January 17, 2006, the initial term of which expired on December 31, 2007. Pursuant to Mr. Wanninger’s employment agreement, the employment term is automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Solomon entered into an employment agreement with us on February 13, 2008.

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $220,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $365,000 and Mr. Solomon is entitled to receive $200,000, in each case, as such officer’s base salary for 2008, with eligibility to receive a bonus tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen, and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger.

In the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2007, Mr. Ginter would have been entitled to receive an aggregate $50,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2007, Mr. Swedeen would have been entitled to receive an aggregate $236,017 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2007, Mr. Wanninger would have been entitled to receive an aggregate $475,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Mr. Ginter currently holds 0.2 million Class A units, 0.4 million Class B units and 0.4 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Ginter is entitled to receive 0.4 million Class C units in Holdings. In connection with any termination of Mr. Ginter’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Ginter will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for 0.3 million of the Class D units held by Mr. Ginter to $0.12 and the conversion price for the remaining Class D units held by him to $1.82. In accordance with the Holdings limited partnership agreement, if Mr. Ginter’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Ginter’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Swedeen currently holds 0.5 million Class A units, 0.2 million Class B units and 0.3 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Swedeen is entitled to receive 0.2 million Class C units in Holdings. In connection with any termination of Mr. Swedeen’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Swedeen will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by Holdings, we adjusted the conversion price for the Class D units held by Mr. Swedeen to $0.12. In accordance with the Holdings limited partnership agreement, if Mr. Swedeen’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Swedeen’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Wanninger currently holds 0.2 million Class A units and 1.1 million Class D units in Holdings. In connection with any termination of Mr. Wanninger’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Wanninger will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. In connection with the recent distribution by

Holdings, we adjusted the conversion price for the Class D units held by Mr. Wanninger to $1.69. In accordance with the Holdings limited partnership agreement, if Mr. Wanninger’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Wanninger’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Arrangements with David Romeo

David Romeo’s employment with us terminated on September 24, 2007. At that time, we entered into a separation agreement with Mr. Romeo pursuant to which we agreed to (i) continue to pay him his regular salary, at his final base rate, for a period of 12 months following his termination date, (ii) pay him a pro-rated portion of the bonus he would have been entitled to had he remained an employee through the year; and (iii) repurchase all of his limited partnership units. The aggregate payments to be made to Mr. Romeo, including the purchase price for his units, pursuant to his separation agreement is equal to $1.2 million. Pursuant to his severance agreement, Mr. Romeo has agreed, among things, to (i) continue to not disclose any of our trade secrets or confidential information, (ii) not disparage or criticize us, and (iii) not compete against us until September 24, 2008 and not solicit or hire any of our employees until September 24, 2009.

Arrangements with Simon Solomon

Simon Solomon’s employment with us terminated on August 31, 2006, but he subsequently rejoined us on February 13, 2008. During the time he was not with us, we entered into a separation agreement with Mr. Solomon pursuant to which we agreed to (i) continue to pay him his regular salary, at his final base rate, for a period of 18 months following his termination date, (ii) pay him a pro-rated portion of the bonus he would have been entitled to had he remained an employee through the year; and (iii) repurchase all of his limited partnership units. The aggregate payments to be made to Mr. Solomon, including the purchase price for his units, pursuant to his separation agreement is equal to $6.0 million, a portion of which has been paid by delivery of an unsecured note. The terms of such note are described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 6, “Long-term debt.” Pursuant to his severance agreement, Mr. Solomon has agreed, among other things, to (i) continue to not disclose any of our trade secrets or confidential information, (ii) not disparage or criticize us, and (iii) not compete against us and not solicit or hire any of our employees until August 31, 2008.

Manager Compensation

The members of our general partner’s board of managers are not separately compensated for their services as a manager, other than reimbursement of out-of-pocket expenses incurred in connection with rendering such services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

The following table provides certain information as of December 31, 2007 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers, and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A		Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—		—	(4)	—	—	(4)	—
SKM Norcraft Corp.(5)	75,950,957		57.1%		—		—	—		—
Trimaran Cabinet Corp.(6)	37,975,478		28.6%		—		—	—		—
Buller Norcraft Holdings, L.L.C.(7)	15,500,000		11.7%		—		—	—		—
Mark Buller	—	(8)	—		—		—	2,903,658	(9)	44.0%
Leigh Ginter	171,633			*	350,000		28.0%	354,880		5.4%
John Swedeen	472,000			*	200,000		16.0%	257,872		3.9%
Kurt Wanninger	157,306			*	—		—	1,054,304		16.0%
Simon Solomon	—		—		—		—	—		—
David Romeo	—			*	—		—	—		—
Christopher Reilly	—	(10)	—		—		—	—		—
David Kim	—	(11)	—		—		—	—		—
Sean Britain	—		—		—		—	—		—
Jay Bloom	—	(12)	—		—		—	—		—
Michael Maselli	—		—		—		—	—		—
Herb Buller	—	(13)	—		—		—	—		—
All managers and executive officers as a group, including the 12 persons listed here.	800,939	(14)		*	550,000		44.0%	4,570,714		69.3%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units remain subject to time and performance-based vesting.

(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Sean Britain, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2007, management fees charged to expense was $1.0 million.

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

Other Arrangements with Named Executive Officers

We have entered into various agreements with our named executive officers. See Part III, Item 11, “Executive Compensation.”

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and fees for other services billed PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2007	2006
Audit fees (1)	$328	$384
Audit Related Fees (2)	—	—
Tax fees (3)	213	132
All other fees (4)	—	—

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees are for assurance and related services related to consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 31, 2008	Date: March 31, 2008
Signing on behalf of the	Signing on behalf of the
Registrants and as principal officer	Registrants and as principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 31st day of March, 2008.

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
Mark Buller

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 22, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Companies, L.P. at December 31 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 22, 2008

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
	2007	2006	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$28,409	$3,928	$28,409	$4,038
Trade accounts receivable, net	26,822	35,718	26,822	35,718
Inventories	24,088	21,997	24,088	21,997
Prepaid expenses	2,139	1,885	2,139	1,885

Total current assets	81,458	63,528	81,458	63,638

Property, plant and equipment, net	39,478	38,115	39,478	38,115

Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	48,265	52,731	48,265	52,731
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	6,116	7,656	3,883	4,994
Display cabinets, net	10,074	9,006	10,074	9,006
Other	227	307	227	307

Total other assets	262,141	267,159	259,908	264,497

Total assets	$383,077	$368,802	$380,844	$366,250

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,959	$1,959	$—	$—
Accounts payable	9,786	8,301	9,786	8,301
Accrued expenses	20,279	23,828	20,279	23,828

Total current liabilities	32,024	34,088	30,065	32,129

Long-term debt	260,731	254,631	148,000	150,000
Other liabilities	453	—	453	—

Commitments and contingencies

Members’ equity subject to put request	42,331	48,835	—	—

Members’ equity	47,538	31,248	202,326	184,121

Total liabilities and members’ equity	$383,077	$368,802	$380,844	$366,250

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2007	2006	2005
Net sales	$394,042	$440,478	$404,639

Cost of sales	263,500	300,764	282,541

Gross profit	130,542	139,714	122,098

Selling, general and administrative expenses	76,012	75,919	64,874

Income from operations	54,530	63,795	57,224

Other expense (income):
Interest expense, net	23,618	22,654	23,208
Amortization of deferred financing costs	1,540	1,498	4,127
Other, net	200	150	220

Total other expense (income)	25,358	24,302	27,555

Net income	$29,172	$39,493	$29,669

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2007	2006	2005
Net sales	$394,042	$440,478	$404,639

Cost of sales	263,500	300,764	282,541

Gross profit	130,542	139,714	122,098

Selling, general and administrative expenses	76,012	75,919	64,874

Income from operations	54,530	63,795	57,224

Other expense (income):
Interest expense, net	13,104	13,370	14,893
Amortization of deferred financing costs	1,111	1,108	3,772
Other, net	200	150	220

Total other expense (income)	14,415	14,628	18,885

Net income	$40,115	$49,167	$38,339

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Members’ equity at December 31, 2004	$52,676	$(23)	$25,154
Issuance of members’ interest	849	—	—
Distribution to members	(19,717)	—	—
Repurchase of members’ interest	(9,945)	—	—
Accretion on members’ interest subject to put request	(1,949)	—	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	29,669	—	29,669

Total comprehensive income	—	—	29,562

Members’ equity at December 31, 2005	51,476	(130)	54,716
Issuance of members’ interest	1,900	—	—
Stock compensation expense	1,090	—	—
Accretion on members’ interest subject to put request	(2,741)	—	—
Distribution to members	(51,812)	—	—
Repurchase of members’ interest	(8,233)	—	—
Cumulative translation adjustment	75	75	75
Net income	39,493	—	39,493

Total comprehensive income	—	—	39,568

Members’ equity at December 31, 2006	31,248	(55)	94,284
Adoption of FIN 48	(438)	—	—
Issuance of members’ interest	562	—	—
Stock compensation expense	1,185	—	—
Accretion of members’ interest subject to put request	6,504	—	—
Distributions to members	(18,730)	—	—
Repurchase of members’ interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	29,172	—	29,172

Total comprehensive income	—	—	29,173

Members’ equity at December 31, 2007	$47,538	$(54)	$123,457

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Member’s equity at December 31, 2004	$158,898	$(23)	$28,197
Issuance of member’s interest	849	—	—
Distribution to member	(9,945)	—	—
Repurchase of member interest	(1,949)	—	—
Cumulative translation adjustment	(107)	(107)	(107)
Net income	38,339	—	38,339

Total comprehensive income	—	—	38,232

Member’s equity at December 31, 2005	186,085	(130)	66,429
Issuance of member’s interest	1,900	—	—
Stock compensation expense	1,090	—	—
Distribution to member	(51,841)	—	—
Repurchase of member interest	(2,355)	—	—
Cumulative translation adjustment	75	75	75
Net income	49,167	—	49,167

Total comprehensive income	—	—	49,242

Member’s equity at December 31, 2006	184,121	(55)	115,671
Adoption of FIN 48	(438)	—	—
Issuance of member’s interest	562	—	—
Stock compensation expense	1,185	—	—
Distributions to member	(21,254)	—	—
Repurchase of member interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	40,115	—	40,115

Total comprehensive income	—	—	40,116

Member’s equity at December 31, 2007	$202,326	$(54)	$155,787

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$29,172	$39,493	$29,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,461	4,660	4,800
Amortization:
Customer relationships	4,466	4,466	4,467
Deferred financing costs	1,540	1,498	4,127
Display cabinets	6,703	5,575	4,301
Provision for uncollectible accounts receivable	4,053	3,187	3,050
Provision for obsolete and excess inventory	638	199	(247)
Provision for warranty claims	3,577	4,480	4,595
Accreted interest on senior notes	10,060	9,145	8,315
Stock compensation expense	1,185	1,090	277
Gain on involuntary asset disposal (fire)	(442)	—	—
Loss (gain) on disposal of assets	234	30	255
Change in operating assets and liabilities:
Trade accounts receivable	4,829	(1,922)	(6,973)
Inventories	(2,613)	2,123	(1,943)
Prepaid expenses	(241)	35	(424)
Other assets	83	(196)	(20)
Accounts payable and accrued liabilities	(5,837)	(3,437)	(1,020)

Net cash provided by operating activities	62,868	70,426	53,229

Cash flows from investing activities:
Proceeds from sale of property and equipment	26	97	83
Insurance proceeds from involuntary asset disposal (fire)	496	—	—
Purchase of property, plant and equipment	(6,945)	(6,659)	(6,110)
Additions to display cabinets	(7,774)	(6,138)	(6,710)

Net cash used in investing activities	(14,197)	(12,700)	(12,737)

Cash flows from financing activities:
Payment of financing costs	—	(758)	—
Book overdrafts payable	—	(1,666)	1,666
Payment on term loans to former equity holders	(1,960)	—	—
Repurchase of senior subordinated notes	(2,000)	—	—
Payments on term loan	—	—	(30,500)
Proceeds from issuance of member interests	562	1,900	572
Repurchase of members’ interests	(1,966)	(2,355)	(1,949)
Distributions to members	(18,730)	(51,812)	(9,945)

Net cash used in financing activities	(24,094)	(54,691)	(40,156)

Effect of exchange rates on cash	(96)	(40)	(226)

Net increase in cash	24,481	2,995	110

Cash, beginning of the period	3,928	933	823

Cash, end of period	$28,409	$3,928	$933

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,475	$14,184	$14,986
Supplemental disclosure of non-cash transactions:
Members’ interest repurchase for consideration other than cash	$—	$5,878	$—

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$40,115	$49,167	$38,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,461	4,660	4,800
Amortization:
Customer relationships	4,466	4,466	4,467
Deferred financing costs	1,111	1,108	3,772
Display cabinets	6,703	5,575	4,301
Provision for uncollectible accounts receivable	4,053	3,187	3,050
Provision for obsolete and excess inventory	638	199	(247)
Provision for warranty claims	3,577	4,480	4,595
Stock compensation expense	1,185	1,090	277
Gain on involuntary asset disposal (fire)	(442)	—	—
Loss (gain) on disposal of assets	234	30	255
Change in operating assets and liabilities:
Trade accounts receivable	4,829	(1,922)	(6,973)
Inventories	(2,613)	2,123	(1,943)
Prepaid expenses	(241)	35	(424)
Other assets	83	(196)	(20)
Accounts payable and accrued liabilities	(5,837)	(3,437)	(1,020)

Net cash provided by operating activities	63,322	70,565	53,229

Cash flows from investing activities:
Proceeds from sale of property and equipment	26	97	83
Insurance proceeds from involuntary asset disposal (fire)	496	—	—
Purchase of property, plant and equipment	(6,945)	(6,659)	(6,110)
Additions to display cabinets	(7,774)	(6,138)	(6,710)

Net cash used in investing activities	(14,197)	(12,700)	(12,737)

Cash flows from financing activities:
Payment of financing costs	—	(758)	—
Book overdrafts payable	—	(1,666)	1,666
Repurchase of senior subordinated notes	(2,000)	—	—
Payments on term loan	—	—	(30,500)
Proceeds from issuance of member interests	562	1,900	572
Repurchase of members interests	(1,966)	(2,355)	(1,949)
Distributions to member	(21,254)	(51,841)	(9,945)

Net cash used in financing activities	(24,658)	(54,720)	(40,156)

Effect of exchange rates on cash	(96)	(40)	(226)

Net increase in cash	24,371	3,105	110

Cash, beginning of the period	4,038	933	823

Cash, end of period	$28,409	$4,038	$933

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,021	$14,045	$14,986

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., whose sole assets are Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3 /4% senior discount notes generating gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft. Additionally, at December 31, 2006, there was a difference in cash and members’ equity between Holdings and Norcraft due to the timing of a cash transfer.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2007 or 2006. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs.

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

Goodwill

Goodwill arises principally from business acquisitions. Goodwill represents the excess of purchase price over the fair value of identifiable net assets acquired. Goodwill is tested annually, or as events or circumstances indicate a potential impairment in relation to the estimated fair value. Impairment testing is done at the reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of the reporting unit is based on a discounted future cash flows analysis. There have been no impairment charges in 2007, 2006 or 2005.

Intangible Assets

Identifiable intangible assets consist of customer relationships and brand names. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Brand names, consisting of Mid Continent®, UltraCraft® , StarMark® and Fieldstone® are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values. The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2007, 2006 and 2005 is included in selling, general, and administrative expenses in the consolidated statements of income. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets periodically to determine if facts or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying value of an asset. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset (or asset group) to future net cash flows expected to be generated by the asset (or asset group). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds fair value of the assets.

Deferred Financing Costs

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for fiscal year 2007, 2006 and 2005 totaled approximately $1.5 million, $1.5 million, and $4.1 million, respectively.

Norcraft’s amortization of such costs for fiscal year 2007, 2006 and 2005 totaled approximately $1.1 million, $1.1 million and $3.8 million, respectively.

The decreased costs for both Holdings and Norcraft were due to the early payment of the term loan in 2005.

Future estimated aggregate amortization expense at December 31, 2007 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2008	$1,532	$1,063
2009	1,541	1,063
2010	1,541	1,063
2011	1,172	694
2012	330	—

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Product Warranties

The Company provides warranties for its products ranging from three years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates as a component of cost of sales in the statement of income. (See Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 4, “Supplemental Financial Statement Information”)

Income Taxes

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. However, the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions. The amount of such taxes has historically been insignificant.

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

4.	Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2007	2006
Trade accounts receivable, gross	$28,684	$36,812
Less: allowance for uncollectible accounts	(1,862)	(1,094)

Trade accounts receivable, net	$26,822	$35,718

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

Inventories consist of the following:

	2007	2006
Raw materials and supplies	$15,442	$12,164
Work in process	4,752	6,243
Finished goods	3,894	3,590

	$24,088	$21,997

Supplier Concentration

The Company purchased approximately 15.9%, 15.2% and 17.4% of its raw materials during 2007, 2006 and 2005, respectively, from its largest supplier, to take advantage of a favorable pricing relationship with that entity.

Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2007	2006
Land	$2,872	$2,851
Buildings and improvements	23,657	22,248
Factory equipment	24,780	20,342
Vehicles	158	105
Office and data processing equipment	5,694	4,114
Construction in progress	804	1,833

	57,965	51,493
Less: accumulated depreciation	(18,487)	(13,378)

	$39,478	$38,115

Accrued expenses

Accrued expenses consist of the following:

	2007	2006
Salaries, wages and employee benefits	$7,594	$10,775
Commissions, rebates and marketing programs	4,148	4,661
Worker’s compensation	2,448	3,045
Interest	2,300	2,250
Other	3,789	3,097

	$20,279	$23,828

Product Warranties

Product warranty activity is as follows:

	2007	2006	2005
Beginning Balance	$871	$843	$520
Accruals for warranties—current	3,577	4,480	4,595
Settlements made during the period	(3,672)	(4,452)	(4,272)

Ending Balance	$776	$871	$843

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

5.	Income Taxes—Adoption of FIN 48

The Company is a limited partnership, whereby the Company’s income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes are included in the accompanying financial statements. However, the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions. The amount of such taxes has historically been insignificant. Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Upon the adoption of FIN 48, the Company recorded a reserve for unrecognized state and local tax benefits totaling $0.4 million as an increase to other long-term liabilities, with a corresponding decrease to retained earnings. The transition adjustment included $0.2 million of interest and penalties, as of January 1, 2007. The Company classifies taxes, interest and penalties as a component of other expense.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2007	2006	2007	2006
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$150,000	$148,000	$150,000
Unsecured notes (due in 2009 with interest at 8.45%)	3,918	5,878	—	—
Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	118,000	118,000	—	—

Total debt	269,918	273,878	148,000	150,000
Less discount	7,228	17,288	—	—
Less current portion	1,959	1,959	—	—

Long-term debt	$260,731	$254,631	$148,000	$150,000

Future maturities of long-term debt at December 31, 2007 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2008	$1,959	$—
2009	1,959	—
2010	—	—
2011	148,000	148,000
2012	118,000	—

	$269,918	$148,000

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Senior Credit Facility

Norcraft has entered into a senior credit facility, as amended, with a syndicate of financial institution providing for up to $60 million in borrowings available through a revolving loan facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. At the Company’s option, borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of Norcraft. Interest is payable quarterly at 1.75% over LIBOR (4.60% at December 31, 2007) or 0.75% over prime (7.25% at December 31, 2007). As of December 31, 2007 and 2006, no amounts were outstanding under the revolving loan facility.

The senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2007.

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

The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2007.

Commitment fees are due quarterly at a rate of .375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2007 and 2006. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at December 31, 2007 and 2006 as per the amended agreement.

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including indebtedness under the senior credit facility.

Subsequent to November 1, 2007, the Company had the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its Senior Subordinated Notes at a purchase price of $2,025,000 plus accrued interest of $55,000. A loss on this debt extinguishment of $25,000 is included in other expense.

If Norcraft experiences a change of control, it may be required to offer to purchase the Senior Subordinated Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2007, the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $262.7 million.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007. These notes accrue interest at 8.45%, which is payable quarterly.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current Assets	$79,986	$—	$1,472	$—	$81,458	$—	$—	$81,458
Property, plant & equipment, net	34,872	—	4,606	—	39,478	—	—	39,478
Investments in subsidiary	898	—	—	(898)	—	202,326	(202,326)	—
Other assets	264,378	—	212	(4,682)	259,908	2,233	—	262,141

Total assets	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

Current liabilities	$29,355	$—	$710	$—	$30,065	$1,959	$—	$32,024
Long-term debt	148,000	—	4,682	(4,682)	148,000	112,731	—	260,731
Other liabilities	453	—	—	—	453	—	—	453
Members’ equity subject to put request	—	—	—	—	—	42,331	—	42,331
Members’ equity	202,326	—	898	(898)	202,326	47,538	(202,326)	47,538

Total liabilities & members’ equity	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

As of December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current Assets	$61,710	$—	$1,928	$—	$63,638	$(110)	$—	$63,528
Property, plant & equipment, net	33,639	—	4,476	—	38,115	—	—	38,115
Investments in subsidiary	1,886	—	—	(1,886)	—	184,121	(184,121)	—
Other assets	268,569	—	213	(4,285)	264,497	2,662	—	267,159

Total assets	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

Current liabilities	$31,683	$—	$446	$—	$32,129	$1,959	$—	$34,088
Long-term debt	150,000	—	4,285	(4,285)	150,000	104,631	—	254,631
Members’ equity subject to put request	—	—	—	—	—	48,835	—	48,835
Members’ equity	184,121	—	1,886	(1,886)	184,121	31,248	(184,121)	31,248

Total liabilities & members’ equity	$365,804	$—	$6,617	$(6,171)	$366,250	$186,673	$(184,121)	$368,802

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$393,254	$—	$12,522	$(11,734)	$394,042	$—	$—	$394,042
Cost of sales	262,160	—	13,074	(11,734)	263,500	—	—	263,500

Gross profit	131,094	—	(552)	—	130,542	—	—	130,542
Equity in earnings of subsidiary	(989)	—	—	989	—	40,115	(40,115)	—
Selling, general and administrative expenses	75,603	—	409	—	76,012	—	—	76,012

Income (loss) from operations	54,502	—	(961)	989	54,530	40,115	(40,115)	54,530
Other expense (income):
Interest expense, net	13,098	—	6	—	13,104	10,514	—	23,618
Amortization of deferred financing costs	1,111	—	—	—	1,111	429	—	1,540
Other, net	178	—	22	—	200	—	—	200

Total other expense (income)	14,387	—	28	—	14,415	10,943	—	25,358

Net income	$40,115	$—	$(989)	$989	$40,115	$29,172	$(40,115)	$29,172

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$440,478	$—	$15,919	$(15,919)	$440,478	$—	$—	$440,478
Cost of sales	300,953	—	15,730	(15,919)	300,764	—	—	300,764

Gross profit	139,525	—	189	—	139,714	—	—	139,714
Equity in earnings of subsidiary	(288)	—	—	288	—	49,167	(49,167)	—
Selling, general and administrative expenses	75,465	—	454	—	75,919	—	—	75,919

Income (loss) from operations	63,772	—	(265)	288	63,795	49,167	(49,167)	63,795
Other expense (income):
Interest expense, net	13,372	—	(2)	—	13,370	9,284	—	22,654
Amortization of deferred financing costs	1,108	—	—	—	1,108	390	—	1,498
Other, net	125	—	25	—	150	—	—	150

Total other expense (income)	14,605	—	23	—	14,628	9,674	—	24,302

Net income	$49,167	$—	$(288)	$288	$49,167	$39,493	$(49,167)	$39,493

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$404,639	$—	$13,097	$(13,097)	$404,639	$—	$—	$404,639
Cost of sales	283,121	—	12,517	(13,097)	282,541	—	—	282,541

Gross profit	121,518	—	580	—	122,098	—	—	122,098
Equity in earnings of subsidiary	192	—	—	(192)	—	38,339	(38,339)	—
Selling, general and administrative expenses	64,498	—	376	—	64,874	—	—	64,874

Income (loss) from operations	57,212	—	204	(192)	57,224	38,339	(38,339)	57,224
Other expense (income):
Interest expense, net	14,893	—	—	—	14,893	8,315	—	23,208
Amortization of deferred financing costs	3,772	—	—	—	3,772	355	—	4,127
Other, net	208	—	12	—	220	—	—	220

Total other expense (income)	18,873	—	12	—	18,885	8,670	—	27,555

Net income	$38,339	$—	$192	$(192)	$38,339	$29,669	$(38,339)	$29,669

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$62,403	$—	$919	$63,322	$24,204	$(24,658)	$62,868
Cash flows provided by (used in) investing activities	(13,320)	—	(877)	(14,197)	—	—	(14,197)
Cash flows provided by (used in) financing activities	(24,658)	—	—	(24,658)	(24,094)	24,658	(24,094)
Effect of exchange rates on cash	—	—	(96)	(96)	—	—	(96)

Net increase (decrease) in cash	24,425	—	(54)	24,371	110	—	24,481
Cash, beginning of period	3,893	—	145	4,038	(110)	—	3,928

Cash, end of period	$28,318	$—	$91	$28,409	$—	$—	$28,409

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$69,991	$—	$574	$70,565	$52,157	$(52,296)	$70,426
Cash flows provided by (used in) investing activities	(12,232)	—	(468)	(12,700)	—	—	(12,700)
Cash flows provided by (used in) financing activities	(54,720)	—	—	(54,720)	(52,267)	52,296	(54,691)
Effect of exchange rates on cash	—	—	(40)	(40)	—	—	(40)

Net increase (decrease) in cash	3,039	—	66	3,105	(110)	—	2,995
Cash, beginning of period	854	—	79	933	—	—	933

Cash, end of period	$3,893	$—	$145	$4,038	$(110)	$—	$3,928

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2005

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$52,266	$—	$963	$53,229	$9,945	$(9,945)	$53,229
Cash flows provided by (used in) investing activities	(11,920)	—	(817)	(12,737)	—	—	(12,737)
Cash flows provided by (used in) financing activities	(40,156)	—	—	(40,156)	(9,945)	9,945	(40,156)
Effect of exchange rates on cash	—	—	(226)	(226)	—	—	(226)

Net increase (decrease) in cash	190	—	(80)	110	—	—	110
Cash, beginning of period	664	—	159	823	—	—	823

Cash, end of period	$854	$—	$79	$933	$—	$—	$933

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

7.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2007 and 2006. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$148,000	$150,220	$150,000	$154,590
9.75% Senior Discount Notes	110,772	99,695	100,712	86,804

	Norcraft Companies, L.P.
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$148,000	$150,220	$150,000	$154,590

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

8.	Members’ Equity

Holdings:

At December 31, 2007 and 2006, there were 132,906,332 and 133,325,441 Class A units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the limited partnership agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The limited partnership agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2007 and 2006, there were 1,251,682 and 1,317,242 Class B units issued and outstanding, respectively. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.

Norcraft:

All of Norcraft’s member units are owned by Holdings.

Management Incentive Plan

On January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”), using the prospective transition method, which requires the application of the accounting standard on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption. This methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated incentive unit lives. Changes in these assumptions could significantly impact the estimated fair value of the incentive units.

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

units generally begin to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period, and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. Upon adoption of SFAS No. 123R the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies. The peer group consists of publicly-traded companies that operate in the Company’s same industry. The Company granted 929,445 incentive Class D units during the year ended December 31, 2007; the cumulative fair value of which was determined to be $0.7 million.

Compensation expense related to Class D units was $0.6 million, $1.1 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level. Prior to the adoption of SFAS No. 123R, compensation expense related to Class D units would have been $0.7 million for the year ended December 31, 2006. As such the impact of adopting SFAS No. 123R was to increase 2006 compensation expense by $0.4 million.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

2007
Weighted-average fair value of Class D units granted	$0.74
Dividend yield	0.0%
Risk-free interest rate	3.74%
Volatility	32.9%
Expected lives	5.00

A summary of Class D unit activity under the Plan is as follows:

	2007
	Units	Weighted-Average Exercise Price (1)
Beginning balance	4,743,047	$0.64
Granted	929,445	$1.36
Exercised	(230,205)	1.15
Forfeited/Expired	(312,976)	$1.63

Ending balance	5,129,311	$0.83

Exercisable balance	3,903,789	$0.63

(1)	Price-per-share amounts shown are adjusted to reflect the effect of modifications of exercise price in 2006 resulting from member distributions.

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2007 were $6.7 million and $5.9 million, respectively.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2007, 2006 and 2005, there were 20.2 million, 20.7 million, and 23.0 million units subject to the put request, respectively.

9.	Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan were $0.7 million for the year ended December 31, 2007 and $0.6 million for each of the years ended December 31, 2006 and 2005.

10.	Related Party Transactions

The Company has agreements with affiliates of two of its majority limited partners, Apax Partners, L.P. and Trimaran Fund Management, L.L.C., to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2007, 2006 and 2005.

11.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.9 million, $2.4 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2007 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007, are as follows:

Year Ending December 31,	Amount
2008	$2,768
2009	2,166
2010	1,007
2011	413
2012	66

$6,420

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

12.	Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$93,907	$102,547	$105,568	$92,020
Cost of sales	63,656	67,238	68,789	63,817

Gross profit	30,251	35,309	36,779	28,203
Selling, general and administrative expenses	17,668	18,898	18,884	20,562

Income from operations	12,583	16,411	17,895	7,641
Other expense (income):
Interest expense, net	5,920	5,909	5,957	5,832
Amortization of deferred financing costs	373	375	415	377
Other, net	32	34	62	72

	6,325	6,318	6,434	6,281

Net income	$6,258	$10,093	$11,461	$1,360

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Net sales	$93,907	$102,547	$105,568	$92,020
Cost of sales	63,656	67,238	68,789	63,817

Gross profit	30,251	35,309	36,779	28,203
Selling, general and administrative expenses	17,668	18,898	18,884	20,562

Income from operations	12,583	16,411	17,895	7,641
Other expense (income):
Interest expense, net	3,382	3,291	3,298	3,133
Amortization of deferred financing costs	269	269	307	266
Other, net	32	34	62	72

	3,683	3,594	3,667	3,471

Net income	$8,900	$12,817	$14,228	$4,170

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

14.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after January 1, 2008. It is not anticipated that the adoption of SFAS 157 will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is optional and is effective for financial statements issued for fiscal years beginning after January 1, 2008. The Company has chosen not to adopt the fair value provisions of SFAS No. 159 at this time.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2007
Allowance for uncollectible accounts	$1,094	$4,053	$(3,285)	$1,862

2006
Allowance for uncollectible accounts	$1,220	$3,187	$(3,313)	$1,094

2005
Allowance for uncollectible accounts	$1,250	$3,050	$(3,080)	$1,220

S-1

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2*	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007.

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4 % Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4 % Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

4.5*	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA.

4.6*	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer.

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as issuing Bank, Administrative Agent and Collateral Agent, and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on May 8, 2006).

10.2	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.3	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent, and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.4	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

E-1

Exhibit	Description
10.5	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.6	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.7	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.8	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.9	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.10	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.12	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.13	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C.

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.18	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K on March 31, 2006).

10.19	Employment Letter, dated March 9, 2006, from Norcraft Companies, L.P. to David Romeo (incorporated by reference to Exhibit 10.20 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.20*	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C.

10.21*	Severance Agreement for Simon Solomon dated September 8, 2006.

12.1*	Statements re: Computation of Ratios.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

E-2

Exhibit	Description
31.1*	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-3