Form 10-Q
period 2008-09-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2008-11-14
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$55,119	$28,409	$55,119	$28,409
Trade accounts receivable, net	25,883	26,822	25,883	26,822
Inventories	22,843	24,088	22,843	24,088
Prepaid expenses	1,642	2,139	1,642	2,139

Total current assets	105,487	81,458	105,487	81,458
Property, plant and equipment, net	36,514	39,478	36,514	39,478
Other assets:
Goodwill	148,459	148,459	148,459	148,459
Customer relationships, net	44,915	48,265	44,915	48,265
Brand names	49,000	49,000	49,000	49,000
Deferred financing costs, net	4,969	6,116	3,086	3,883
Display cabinets, net	8,383	10,074	8,383	10,074
Other	226	227	226	227

Total other assets	255,952	262,141	254,069	259,908

Total assets	$397,953	$383,077	$396,070	$380,844

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,959	$1,959	$—	$—
Accounts payable	9,265	9,786	9,265	9,786
Accrued expenses	23,418	20,279	22,459	20,279

Total current liabilities	34,642	32,024	31,724	30,065
Long-term debt	266,000	260,731	148,000	148,000
Other liabilities	488	453	488	453
Commitments and contingencies	—	—	—	—
Members’ equity subject to put request	27,742	42,331	—	—
Members’ equity	69,081	47,538	215,858	202,326

Total liabilities and members’ equity	$397,953	$383,077	$396,070	$380,844

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$84,020	$105,568	$264,869	$302,022
Cost of sales	58,884	68,789	186,732	199,683

Gross profit	25,136	36,779	78,137	102,339
Selling, general and administrative expenses	15,076	18,884	49,254	55,450

Income from operations	10,060	17,895	28,883	46,889
Other expense (income):
Interest expense, net	6,097	5,957	18,384	17,786
Amortization of deferred financing costs	385	415	1,147	1,163
Other, net	63	62	123	128

Total other expense (income)	6,545	6,434	19,654	19,077

Net income	$3,515	$11,461	$9,229	$27,812

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$84,020	$105,568	$264,869	$302,022
Cost of sales	58,884	68,789	186,732	199,683

Gross profit	25,136	36,779	78,137	102,339
Selling, general and administrative expenses	15,076	18,884	49,254	55,450

Income from operations	10,060	17,895	28,883	46,889
Other expense (income):
Interest expense, net	3,227	3,298	9,949	9,971
Amortization of deferred financing costs	266	307	797	845
Other, net	63	62	123	128

Total other expense (income)	3,556	3,667	10,869	10,944

Net income	$6,504	$14,228	$18,014	$35,945

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity at December 31, 2007	$47,538	$(54)
Stock compensation expense	166
Accretion on members’ interest subject to put request	14,589
Distributions to members	(2,336)
Repurchase of members’ interest	(68)
Cumulative translation adjustment	(37)	(37)	(37)
Net income	9,229		9,229

Total comprehensive income			$9,192

Members’ equity at September 30, 2008	$69,081	$(91)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity at December 31, 2007	$202,326	$(54)
Stock compensation expense	166
Distribution to member	(4,543)
Repurchase of member interest	(68)
Cumulative translation adjustment	(37)	(37)	(37)
Net income	18,014		18,014

Total comprehensive income			$17,977

Member’s equity at September 30, 2008	$215,858	$(91)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income	$9,229	$27,812	$18,014	$35,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	4,714	3,886	4,714	3,886
Amortization:
Customer relationships	3,350	3,350	3,350	3,350
Deferred financing costs	1,147	1,163	797	845
Display cabinets	5,192	4,565	5,192	4,565
Provision for uncollectible accounts receivable	965	652	965	652
Provision for obsolete and excess inventory	234	567	234	567
Provision for warranty claims	2,604	2,579	2,604	2,579
Accreted interest on senior notes	7,228	7,444	—	—
Stock compensation expense	166	563	166	563
Gain on involuntary asset disposal (fire)	—	(442)	—	(442)
Loss on disposal of assets	14	150	14	150
Change in operating assets and liabilities:
Trade accounts receivable	(83)	(683)	(83)	(683)
Inventories	1,011	(2,393)	1,011	(2,393)
Prepaid expenses	491	480	491	480
Other assets	(118)	60	(118)	60
Accounts payable and accrued liabilities	753	6,149	(206)	6,149

Net cash provided by operating activities	36,897	55,902	37,145	56,273

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	26	5	26
Insurance proceeds from involuntary asset disposal (fire)	—	496	—	496
Purchase of property, plant and equipment	(2,421)	(5,757)	(2,421)	(5,757)
Additions to display cabinets	(3,382)	(5,783)	(3,382)	(5,783)

Net cash used in investing activities	(5,798)	(11,018)	(5,798)	(11,018)

Cash flows from financing activities:
Payment on term loans to former equity holders	(1,959)	(1,960)	—	—
Repurchase of senior subordinated notes	—	(2,000)	—	(2,000)
Proceeds from issuance of member interests	—	415	—	415
Repurchase of members’ interests	(68)	(716)	(68)	(716)
Distributions to members	(2,336)	(18,183)	(4,543)	(20,624)

Net cash used in financing activities	(4,363)	(22,444)	(4,611)	(22,925)

Effect of exchange rates on cash	(26)	(40)	(26)	(40)

Net increase in cash and cash equivalents	26,710	22,400	26,710	22,290

Cash and cash equivalents, beginning of the period	28,409	3,928	28,409	4,038

Cash and cash equivalents, end of period	$55,119	$26,328	$55,119	$26,328

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s annual report on form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2008 and 2007 and for the three and nine months ended September 30, 2008 and 2007 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

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

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with SFAS No. 123R, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three and nine months ended September 30, 2008.

Compensation expense related to Class D units was $(0.4) million and $0.2 million for the three and nine months ended September 30, 2008, respectively, and $0.2 and $0.6 million for the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2008, management determined that the likelihood of meeting the performance based criteria in 2008 was not probable, and as such, reversed the related expense that had been recorded in 2008. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2008
	Units	Weighted-Average Exercise Price
Beginning balance	5,129,311	$0.83
Granted	—	$—
Exercised	(15,464)	$2.27
Forfeited	(30,929)	$2.27

Ending balance	5,082,918	$0.82

Exercisable balance	3,893,325	$0.63

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2008 were $3.9 million and $3.5 million, respectively.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30, 2008	December 31, 2007
Trade accounts receivable, gross	$27,091	$28,684
Less: Allowance for uncollectible accounts	(1,208)	(1,862)

	$25,883	$26,822

4.	Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials and supplies	$16,078	$15,442
Work in process	3,215	4,752
Finished goods	3,550	3,894

	$22,843	$24,088

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(22,085)	$67,000	$(18,735)
Deferred financing costs	16,386	(11,417)	16,386	(10,270)

Total	$83,386	$(33,502)	$83,386	$(29,005)

	Norcraft Companies, L.P.
	September 30, 2008		December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(22,085)	$67,000	$(18,735)
Deferred financing costs	12,853	(9,767)	12,853	(8,970)

Total	$79,853	$(31,852)	$79,853	$(27,705)

Intangible assets not subject to amortization consist of the following:

	September 30, 2008	December 31, 2007
Goodwill	$148,459	$148,459
Brand names	49,000	49,000

Total	$197,459	$197,459

6.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2008	December 31, 2007
Salaries, wages and employee benefits	$7,545	$7,594
Commissions, rebates and marketing programs	3,767	4,148
Workers’ compensation	2,645	2,448
Interest	6,509	2,300
Other	2,952	3,789

	$23,418	$20,279

	Norcraft Companies, L.P.
	September 30, 2008	December 31, 2007
Salaries, wages and employee benefits	$7,545	$7,594
Commissions, rebates and marketing programs	3,767	4,148
Workers’ compensation	2,645	2,448
Interest	5,550	2,300
Other	2,952	3,789

	$22,459	$20,279

Product warranty activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	September 30, 2008	September 30, 2007
Beginning Balance – December 31	$776	$871
Accruals for warranties – current	2,604	2,579
Settlements made during the period	(2,735)	(2,679)

Ending Balance – September 30	$645	$771

Product warranty is a component of the “Other” category in the accrued expenses tables above.

7.	Accounting Changes

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

Included as a component of cash and cash equivalents is a money market account which we have classified within Level 1 of the fair level hierarchy. At September 30, 2008, our money market account, measured on a recurring basis, is carried at a fair value of $45.7 million. The implementation of FAS 157 did not have any impact on our consolidated financial position or results of operations for the period ended September 30, 2008.

The effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities was deferred to fiscal years beginning after November 15, 2008. We are assessing the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000
Unsecured notes (due in 2009 with interest at 8.45%)	1,959	3,918	—	—
Senior discount notes payable (due in 2012 with interest accreting at 9.75%)	118,000	118,000	—	—

Total debt	267,959	269,918	148,000	148,000
Less discount	—	7,228	—	—
Less current portion	1,959	1,959	—	—

Long term debt	$266,000	$260,731	$148,000	$148,000

Senior Credit Facility

Norcraft has entered into a senior credit facility, as amended, with a syndicate of financial institutions providing for up to $60 million in borrowings available through a revolving loan facility which matures on May 2, 2011 and has no scheduled amortization or commitment reductions. At the Company’s option, borrowings bear interest at a variable interest rate based on either LIBOR or prime rate plus an applicable margin. The margin is based on the leverage ratio of Norcraft. Interest is payable quarterly at 1.75% over LIBOR (3.93% at September 30, 2008) or 0.75% over prime (5.00% at September 30, 2008). As of September 30, 2008 and December 31, 2007, no amounts were outstanding under the revolving loan facility.

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

The following table outlines the required financial ratios for the Company to be in compliance with financial covenants of its senior credit facility:

	Quarter Ended September 30, 2008
	Required	Actual
Leverage ratio (maximum)	3.60	2.72
Interest coverage ratio (minimum)	2.50	3.97
Fixed charge coverage ratio (minimum)	1.00	2.15

In addition, the senior credit facility is guaranteed by Intermediate Holdings and collateralized assets (including Norcraft’s equity interests), as well as guaranteed by and collateralized by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The senior credit facility also contains customary events of default, and upon the occurrence of such events of default, the outstanding obligations may be accelerated and become due and payable immediately.

Commitment fees are due quarterly at a rate of 0.375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at September 30, 2008 and December 31, 2007. The total available under the senior credit facility, which is reduced by any outstanding letters of credit, was $54.6 million at September 30, 2008 and December 31, 2007 as per the amended agreement.

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

Norcraft has the option to redeem the notes, in whole or part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its Senior Subordinated Notes at a purchase price of $2.0 million plus accrued interest of $55,000.

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

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9  3/4% senior discount notes due 2012 (the “Senior Discount Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrues on the Senior Discount Notes in the form of an increase in the accreted value of the note through September 1, 2008. Thereafter, cash interest on the Senior Discount Notes will accrue and be payable semiannually in arrears on March 1 and September 1 of each year, commencing March 1, 2009 at a rate of 9  3/4% per annum. Holdings has no independent operating assets or liabilities other than its investment in its subsidiaries.

Holdings may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest.

If Holdings experiences a change in control, it may be required to offer to purchase the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

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

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007, and the second principal payment of $2.0 million was paid during September 2008. These notes accrue interest at 8.45%, which is payable quarterly.

The following represents certain condensed consolidating financial information as of September 30, 2008 and December 31, 2007 and for the periods ended September 30, 2008 and 2007 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$103,753	$—	$1,734	$—	$105,487	$—	$—	$105,487
Property, plant & equipment, net	32,047	—	4,467	—	36,514	—	—	36,514
Investments in subsidiary	(475)	—	—	475	—	215,858	(215,858)	—
Other assets	260,019	—	213	(6,163)	254,069	1,883	—	255,952

Total assets	$395,344	$—	$6,414	$(5,688)	$396,070	$217,741	$(215,858)	$397,953

Current liabilities	$30,998	$—	$726	$—	$31,724	$2,918	$—	$34,642
Long-term debt	148,000	—	6,163	(6,163)	148,000	118,000	—	266,000
Other liabilities	488	—	—	—	488	—	—	488
Members’ equity subject to put request	—	—	—	—	—	27,742	—	27,742
Members’ equity	215,858	—	(475)	475	215,858	69,081	(215,858)	69,081

Total liabilities & members’ equity	$395,344	$—	$6,414	$(5,688)	$396,070	$217,741	$(215,858)	$397,953

As of December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$79,986	$—	$1,472	$—	$81,458	$—	$—	$81,458
Property, plant & equipment, net	34,872	—	4,606	—	39,478	—	—	39,478
Investments in subsidiary	898	—	—	(898)	—	202,326	(202,326)	—
Other assets	264,378	—	212	(4,682)	259,908	2,233	—	262,141

Total assets	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

Current liabilities	$29,355	$—	$710	$—	$30,065	$1,959	$—	$32,024
Long-term debt	148,000	—	4,682	(4,682)	148,000	112,731	—	260,731
Other liabilities	453	—	—	—	453	—	—	453
Members’ equity subject to put request	—	—	—	—	—	42,331	—	42,331
Members’ equity	202,326	—	898	(898)	202,326	47,538	(202,326)	47,538

Total liabilities & members’ equity	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

(1)	Co-issuers

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Three Months Ended September 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$82,925	$—	$1,480	$(385)	$84,020	$—	$—	$84,020
Cost of sales	57,639	—	1,630	(385)	58,884	—	—	58,884

Gross profit	25,286	—	(150)	—	25,136	—	—	25,136
Equity in earnings of subsidiary	(390)	—	—	390	—	6,504	(6,504)	—
Selling, general and administrative expenses	14,835	—	241	—	15,076	—	—	15,076

Income (loss) from operations	10,061	—	(391)	390	10,060	6,504	(6,504)	10,060
Other expense (income):
Interest expense, net	3,228	—	(1)	—	3,227	2,870	—	6,097
Amortization of deferred financing costs	266	—	—	—	266	119	—	385
Other, net	63	—	—	—	63	—	—	63

	3,557	—	(1)	—	3,556	2,989	—	6,545

Net income	$6,504	$—	$(390)	$390	$6,504	$3,515	$(6,504)	$3,515

For the Three Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$105,407	$—	$3,337	$(3,176)	$105,568	$—	$—	$105,568
Cost of sales	68,568	—	3,397	(3,176)	68,789	—	—	68,789

Gross profit	36,839	—	(60)	—	36,779	—	—	36,779
Equity in earnings of subsidiary	(195)	—	—	195	—	14,228	(14,228)	—
Selling, general and administrative expenses	18,755	—	129	—	18,884	—	—	18,884

Income (loss) from operations	17,889	—	(189)	195	17,895	14,228	(14,228)	17,895
Other expense (income):
Interest expense, net	3,299	—	(1)	—	3,298	2,659	—	5,957
Amortization of deferred financing costs	307	—	—	—	307	108	—	415
Other, net	55	—	7	—	62	—	—	62

	3,661	—	6	—	3,667	2,767	—	6,434

Net income	$14,228	$—	$(195)	$195	$14,228	$11,461	$(14,228)	$11,461

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Nine Months Ended September 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$261,843	$—	$4,637	$(1,611)	$264,869	$—	$—	$264,869
Cost of sales	183,018	—	5,325	(1,611)	186,732	—	—	186,732

Gross profit	78,825	—	(688)	—	78,137	—	—	78,137
Equity in earnings of subsidiary	(1,336)	—	—	1,336	—	18,014	(18,014)	—
Selling, general and administrative expenses	48,605	—	649	—	49,254	—	—	49,254

Income (loss) from operations	28,884	—	(1,337)	1,336	28,883	18,014	(18,014)	28,883
Other expense (income):
Interest expense, net	9,950	—	(1)	—	9,949	8,435	—	18,384
Amortization of deferred financing costs	797	—	—	—	797	350	—	1,147
Other, net	123	—	—	—	123	—	—	123

	10,870	—	(1)	—	10,869	8,785	—	19,654

Net income	$18,014	$—	$(1,336)	$1,336	$18,014	$9,229	$(18,014)	$9,229

For the Nine Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$301,833	$—	$9,969	$(9,780)	$302,022	$—	$—	$302,022
Cost of sales	199,468	—	9,995	(9,780)	199,683	—	—	199,683

Gross profit	102,365	—	(26)	—	102,339	—	—	102,339
Equity in earnings of subsidiary	(388)	—	—	388	—	35,945	(35,945)	—
Selling, general and administrative expenses	55,110	—	340	—	55,450	—	—	55,450

Income (loss) from operations	46,867	—	(366)	388	46,889	35,945	(35,945)	46,889
Other expense (income):
Interest expense, net	9,963	—	8	—	9,971	7,815	—	17,786
Amortization of deferred financing costs	845	—	—	—	845	318	—	1,163
Other, net	114	—	14	—	128	—	—	128

	10,922	—	22	—	10,944	8,133	—	19,077

Net income	$35,945	$—	$(388)	$388	$35,945	$27,812	$(35,945)	$27,812

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$38,119	$—	$(974)	$—	$37,145	$4,363	$(4,611)	$36,897
Cash flows provided by (used in) investing activities	(6,852)	—	(427)	1,481	(5,798)	—	—	(5,798)
Cash flows provided by (used in) financing activities	(4,611)	—	1,481	(1,481)	(4,611)	(4,363)	4,611	(4,363)
Effect of exchange rates on cash	—	—	(26)	—	(26)	—	—	(26)

Net increase (decrease) in cash and cash equivalents	26,656	—	54	—	26,710	—	—	26,710
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$54,974	$—	$145	$—	$55,119	$—	$—	$55,119

For the Nine Months Ended September 30, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$55,021	$—	$1,252	$—	$56,273	$22,554	$(22,925)	$55,902
Cash flows provided by (used in) investing activities	(9,814)	—	(705)	(499)	(11,018)	—	—	(11,018)
Cash flows provided by (used in) financing activities	(22,925)	—	(499)	499	(22,925)	(22,444)	22,925	(22,444)
Effect of exchange rates on cash	—	—	(40)	—	(40)	—	—	(40)

Net increase (decrease) in cash and cash equivalents	22,282	—	8	—	22,290	110	—	22,400
Cash and cash equivalents, beginning of period	3,893	—	145	—	4,038	(110)	—	3,928

Cash and cash equivalents, end of period	$26,175	$—	$153	$—	$26,328	$—	$—	$26,328

(1)	Co-issuers

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our results of operations are and will continue to be affected by the industry-wide slow-down in the U.S. housing market. During the three and nine months ended September 30, 2008, we continued to experience a reduction in the number of incoming orders as a result of this general market slow-down. Also, although our cost of sales has generally decreased during such periods, we have experienced increased pricing of fuel and other petroleum products as a result of inflationary pressures in the U.S. market for such products. In response, we have embarked on more aggressive pricing and sale promotions in the marketplace to generate sales. As described below, the result of the foregoing has had a negative impact on our gross profit percentages. We expect conditions in the U.S. housing market to continue to be very challenging in the near-term as a result of a number of factors including, but not limited to, reduced consumer debt levels and buying patterns, negative economic conditions, changing interest rates, increased unemployment, increased labor costs, inflation, currency exchange fluctuations and increased fuel prices. These conditions will continue to put pressure on our results of operations.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1%	65.2%	70.5%	66.1%

Gross profit	29.9%	34.8%	29.5%	33.9%
Selling, general and administrative expenses	17.9%	17.8%	18.6%	18.4%

Income from operations	12.0%	17.0%	10.9%	15.5%
Interest expense, net	7.3%	5.6%	6.9%	5.9%
Amortization of deferred financing costs	0.4%	0.4%	0.4%	0.4%
Other, net	0.1%	0.1%	0.1%	0.0%

Net income	4.2%	10.9%	3.5%	9.2%

	Norcraft Companies, L.P
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1%	65.2%	70.5%	66.1%

Gross profit	29.9%	34.8%	29.5%	33.9%
Selling, general and administrative expenses	17.9%	17.8%	18.6%	18.4%

Income from operations	12.0%	17.0%	10.9%	15.5%
Interest expense, net	3.9%	3.1%	3.8%	3.3%
Amortization of deferred financing costs	0.3%	0.3%	0.3%	0.3%
Other, net	0.1%	0.1%	0.0%	0.0%

Net income	7.7%	13.5%	6.8%	11.9%

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Net Sales. Net sales decreased by $21.6 million, or 20.4%, from $105.6 million for the three months ended September 30, 2007 to $84.0 million for the same period of 2008. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions.

Cost of Sales. Cost of sales decreased by $9.9 million, or 14.4%, from $68.8 million for the three months ended September 30, 2007 to $58.9 million for same period of 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 65.2% for the three months ended September 30, 2007 to 70.1% for the same period of 2008.

Gross Profit. Gross profit decreased by $11.7 million, or 31.7%, from $36.8 million for the three months ended September 30, 2007 to $25.1 million for the same period of 2008. Gross profit as a percentage of net sales decreased from 34.8% for the three months ended September 30, 2007 to 29.9% for the same period of 2008. Gross profit margin was negatively impacted primarily by aggressive sales incentives and pricing in response to the slow-down in our market. Also, gross profit margin was negatively impacted by inflationary pressures on the pricing of commodity purchases, especially with regard to fuel and other petroleum products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.8 million, or 20.2%, from $18.9 million for the three months ended September 30, 2007 to $15.1 million for the same period of 2008. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 17.8% for the three months ended September 30, 2007 to 17.9% for the same period of 2008.

Income from Operations. Income from operations decreased by $7.9 million, or 43.8%, from $17.9 million for the three months ended September 30, 2007 compared to $10.0 million for the same period of 2008. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 17.0% for the three months ended September 30, 2007 to 12.0% for the same period of 2008.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.1 million, or 1.7%, from $6.4 million for the three months ended September 30, 2007 to $6.5 million for the same period of 2008. Interest expense increased $0.1 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $268.0 million and $260.8 million during the three months ended September 30, 2008 and 2007, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.1% for the three months ended September 30, 2007 to 7.8% for the same period of 2008.

Interest, amortization of deferred financing fees, and other expenses decreased for Norcraft by $0.2 million, or 3.0%, from $3.7 million for the three months ended September 30, 2007 to $3.5 million for the same period of 2008. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.5% for the three months ended September 30, 2007 to 4.3% for the same period of 2008.

Net Income. Holdings’ net income decreased $8.0 million from $11.5 million for the three months ended September 30, 2007 to $3.5 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 10.9% for the three months ended September 30, 2007 to 4.2% for the same period of 2008.

Norcraft’s net income decreased $7.7 million from $14.2 million for the three months ended September 30, 2007 to $6.5 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 13.5% for the three months ended September 30, 2007 to 7.7% for the same period of 2008.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Net Sales. Net sales decreased by $37.2 million, or 12.3%, from $302.0 million for the nine months ended September 30, 2007 to $264.8 million for the same period of 2008. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions.

Cost of Sales. Cost of sales decreased by $13.0 million, or 6.5%, from $199.7 million for the nine months ended September 30, 2007 to $186.7 million for same period of 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 66.1% for the nine months ended September 30, 2007 to 70.5% for the same period of 2008.

Gross Profit. Gross profit decreased by $24.2 million, or 23.6%, from $102.3 million for the nine months ended September 30, 2007 to $78.1 million for the same period of 2008. Gross profit as a percentage of net sales decreased from 33.9% for the nine months ended September 30, 2007 to 29.5% for the same period of 2008. Gross profit margin was negatively impacted primarily by aggressive sales incentives and pricing in response to the slow-down in our market. Also, gross profit margin was negatively impacted by inflationary pressures on the pricing of commodity purchases, especially with regard to fuel and other petroleum products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $6.2 million, or 11.2%, from $55.5 million for the nine months ended September 30, 2007 to $49.3 million for the same period of 2008. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 18.4% for the nine months ended September 30, 2007 to 18.6% for the same period of 2008.

Income from Operations. Income from operations decreased by $18.0 million, or 38.4%, from $46.8 million for the nine months ended September 30, 2007 compared to $28.8 million for the same period of 2008. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 15.5% for the nine months ended September 30, 2007 to 10.9% for the same period of 2008.

Interest, Amortization of Deferred Financing Fees, and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees, and other expenses increased by $0.6 million, or 3.0%, from $19.0 million for the nine months ended September 30, 2007 to $19.6 million for the same period of 2008. Interest expense increased $0.6 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $265.3 million and $258.3 million during the nine months ended September 30, 2008 and 2007, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges was flat for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Interest, amortization of deferred financing fees, and other expenses for Holdings as a percentage of net sales increased from 6.3% for the nine months ended September 30, 2007 to 7.4% for the same period of 2008.

Interest, amortization of deferred financing fees, and other expenses for Norcraft decreased by $0.1 million from $10.9 million for the nine months ended September 30, 2007 to $10.8 million for the same period of 2008. Interest, amortization of deferred financing fees, and other expenses for Norcraft as a percentage of net sales increased from 3.6% for the nine months ended September 30, 2007 to 4.1% for the same period of 2008.

Net Income. Holdings’ net income decreased $18.6 million from $27.8 million for the nine months ended September 30, 2007 to $9.2 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 9.2% for the nine months ended September 30, 2007 to 3.5% for the same period of 2008.

Norcraft’s net income decreased $17.9 million from $35.9 million for the nine months ended September 30, 2007 to $18.0 million for the same period of 2008, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 11.9% for the nine months ended September 30, 2007 to 6.8% for the same period of 2008.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions, and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $36.9 million for the nine months ended September 30, 2008, compared with $55.9 million for the same period of 2007, a decrease of $19.0 million. The decrease was primarily due to a decrease in net income of $18.6 million as discussed above.

Cash provided by operating activities of Norcraft was $37.2 million for the nine months ended September 30, 2008, compared with $56.3 million for the same period of 2007, a decrease of $19.1 million. The decrease was primarily due to a decrease in net income of $17.9 million as discussed above.

Cash used in investing activities was $5.8 million for the nine months ended September 30, 2008, compared with $11.0 million for the same period of 2007, a decrease of $5.2 million. Capital expenditures were $2.4 million for the nine months ended September 30, 2008, compared with $5.7 million for the same period of 2007, a decrease of $3.3 million. Also, additions to display cabinets were $3.4 million for the nine months ended September 30, 2008, compared with $5.8 million for the same period of 2007, a decrease of $2.4 million. Offsetting the aforementioned decreases were insurance proceeds from involuntary asset disposal of $0.5 million for the nine months ended September 30, 2007.

Cash used in financing activities of Holdings was $4.4 million for the nine months ended September 30, 2008, compared with $22.5 million used in the same period of 2007, a decrease of $18.1 million. This decrease was due to lower distributions to members of $15.8 million, lower repurchases of Senior Subordinated Notes of $2.0 million and lower repurchases of members’ interests of $0.6 million offset by lower proceeds from issuance of member interests of $0.4 million.

Cash used in financing activities of Norcraft was $4.6 million for the nine months ended September 30, 2008, compared with $22.9 million used in the same period of 2007, a decrease of $18.3 million. This decrease was due to lower distributions to members of $16.1 million, lower repurchases of Senior Subordinated Notes of $2.0 million and lower repurchases of members’ interests of $0.6 million offset by lower proceeds from issuance of member interests of $0.4 million.

Debt Structure

We have $268.0 million of outstanding debt, consisting of $148.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $118.0 million in Senior Discount Notes (due in 2012, with interest accreting at 9.75%) and $2.0 million in Unsecured Notes (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

Norcraft’s amended senior credit facility contains covenants, which, among other things, limit: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility is secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contains certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. Norcraft was in compliance with these financial covenants at September 30, 2008.

The following table outlines the required financial ratios for the Company to be in compliance with financial covenants of its senior credit facility:

	Quarter Ended September 30, 2008
	Required	Actual
Leverage ratio (maximum)	3.60	2.72
Interest coverage ratio (minimum)	2.50	3.97
Fixed charge coverage ratio (minimum)	1.00	2.15

We anticipate that the funds generated by operations will be sufficient to meet working capital requirements, make required member tax distributions, and to finance capital expenditures over the next year. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under our senior credit facility in an amount sufficient to enable us to service our indebtedness at their respective maturity dates or to fund our other liquidity needs.

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

The Company has a $60.0 million revolving credit facility which has a variable rate of interest and has the potential to expose the Company to fluctuations in the interest rate market. As of September 30, 2008, there were no borrowings under this facility. The available credit under this revolver is reduced by any outstanding letters of credit. Approximately $5.4 million of letters of credit were outstanding at September 30, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and also for the purpose of ensuring that material information required to be in the reports is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2008	Date: November 14, 2008
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer