Form 10-K
period 2008-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2009-04-15
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

This Form 10-K is a combined annual report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us” and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

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

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our products are manufactured in both framed and frameless or full access construction. We market our products through six brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark®, Fieldstone® and Brookwood®. Each of these brands, with the exception of the Norcraft brand, represents a distinct line of cabinetry and has been in operation for over 20 years. Mid Continent, our original brand, was established in 1966. Our Norcraft brand is an overlap of certain products from our Mid Continent brand and has a limited distribution. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We believe our product offering, developed through strategic acquisitions and substantial internal enhancements, represents one of the most comprehensive in the industry, with a broad range of price points, styles, materials and customization levels. In 2000, we acquired UltraCraft, a semi-custom full access cabinet line. In 2002, we acquired StarMark, consisting of the StarMark and Brookwood brands, which are semi-custom framed cabinet lines, and the Fieldstone brand, a high-end semi-custom and custom framed cabinet line. These acquisitions, combined with our stock and designer-stock framed cabinet lines, Mid Continent Cabinetry and Norcraft Cabinetry, have formed a well-balanced platform that has generated significant growth. We have also made substantial investments to enhance our existing product lines, introduce new products and expand capacity at our manufacturing facilities. As a result of our strategy, we currently offer more than 122,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets. With such a broad range of cabinetry products, we are able to compete in multiple segments of the market.

We primarily sell our products to kitchen and bathroom cabinetry dealers as well as to wholesale retailers, or wholetailers, and directly to home builders. We have an extensive network of active customers and internal and independent sales representatives. Our products are sold in the repair and remodeling and new home construction markets. We have national distribution capabilities for all of our brands through six manufacturing facilities, three service and distribution centers, three warehouses and five retail locations strategically located throughout the United States. As a result, our net sales are balanced throughout the United States.

We have been affected by the significant down-turn in our industry and have experienced a significant decrease in sales. However, we continue to believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform to weather the down-turn and return to growth in sales and profitability.

This annual report is that of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the predecessor company of Norcraft) on October 21, 2003 (the “Acquisition”). Norcraft is a separate public reporting company, and a 100% owned indirect subsidiary of Holdings. Holdings and Norcraft are collectively referred to as the “Company”, “we”, “us” or “our”.

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

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 122,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets.

Our business is conducted through four business divisions: Mid Continent Cabinetry, UltraCraft Cabinetry, StarMark Cabinetry (which includes the StarMark, Fieldstone and Brookwood brands) and Norcraft Canada. Within these divisions, we market our products through six brands: Mid Continent, Norcraft, UltraCraft, StarMark, Fieldstone and Brookwood. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986. The StarMark, Fieldstone and Brookwood brands were acquired by us in 2002. The StarMark and Fieldstone brands were established in 1978. The Brookwood brand was established in the mid 1980’s to differentiate products sold through large home centers. Today, the Brookwood brand is sold only through a catalog sales organization. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

Mid Continent manufactures a broad range of stock framed cabinetry, offering 85 door styles and approximately 720 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Mid Continent’s products accounted for approximately 57% of our sales during the fiscal year ended December 31, 2008.

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

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers 88 door styles and over 9,700 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision and Entrée, each of which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 13% of our sales during the fiscal year ended December 31, 2008.

Destiny Line

UltraCraft’s Destiny line is our high-end semi-custom full access product offering with extensive customization options. Destiny cabinets include thousands of door and finish combinations constructed of wood, thermofoil, acrilux, metal and melamine. Over the years, we have continued to significantly expand Destiny’s product offering, adding new wood species, door styles and finishes. Destiny line products are targeted at affluent, established customers who desire upscale, smartly designed, fully-featured cabinets.

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

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering 357 door styles and more than 112,000 door and finish combinations. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 30% of our sales for the fiscal year ended December 31, 2008.

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

Norcraft Canada

Our Canadian division markets through its own Canadian version of the Norcraft brand, offering 19 door styles and 330 door and finish combinations. Cabinet production at this division began near the end of 2007, and product offerings and marketing efforts are still developing. Norcraft Canada’s frameless cabinets, so far, are available in a limited range of finishes with few modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the United States and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our finished goods inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our three distribution centers.

Newton, Kansas along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our facility in Winnipeg, Canada was producing wood components which were used by the other Mid Continent manufacturing plants. During the first quarter of 2008, our Winnipeg facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand name. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds approximately 400 doors per day.

We are currently increasing the level of insourcing of products currently purchased from third parties. Our StarMark division is insourcing an increasing amount of door production that will result in savings from the amounts formerly paid to third parties for these products.

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives and five Kitchen and Bath Ideas retail stores. The majority of our sales are through our sales representatives, who cover all areas of the United States, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. According to Wall Street Research, the dealer and wholetailer channels accounted for over 50.0% of U.S. cabinet industry sales in 2007. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

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

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 2.6% of our overall revenues in 2008, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 2,400 active customers. Our largest customer in 2008 accounted for approximately 16.6% of our sales, and our largest 10 customers accounted for approximately 33.1% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

COMPETITION

The cabinet industry is mature, competitive, large and fragmented, with many cabinet manufacturers competing for approximately $13.5 billion in sales during 2007 (as estimated by Wall Street Research) with only eight competitors having in excess of $200 million in annual sales in 2007. Key competitive factors in the cabinetry industry include product quality, accurate and timely delivery, value and price.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademarks, copyrights and trade secret protection, employee and third party non-disclosure agreements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the cabinetry industry. With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. To date, we have not relied on patents in operating our business.

EMPLOYEES

As of December 31, 2008, we had 1,864 employees including 1,520 manufacturing employees. Of our total employees, 1,038 were at Mid Continent and corporate, 214 were at UltraCraft, 518 were at StarMark and 94 were at Norcraft Canada. None of our employees are subject to any collective bargaining agreement.

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

At December 31, 2008, we had $266.5 million of indebtedness outstanding, including $148.0 million of 9% senior subordinated notes due 2011 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft) (the “Senior Subordinated Notes”), $118.0 million of 9  3/4% senior discount notes due 2012 of Holdings and Norcraft Capital Corp. (a 100% owned finance subsidiary of Holdings) (the “Senior Discount Notes”) and $0.5 million remaining of unsecured notes issued by Holdings in connection with its repurchase of certain equity interests from a former equity holder. In addition, on such date, we had approximately $5.4 million of outstanding letters of credit.

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

We expect to obtain the money to pay our expenses and to pay the interest on the Senior Subordinated Notes, the Senior Discount Notes and other debt from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors which we will not be able to control. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the notes) and to meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including the indenture governing the Senior Subordinated Notes, and the indenture governing the Senior Discount Notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the value of the Senior Subordinated Notes or the Senior Discount Notes and our ability to pay principal of and interest on the notes.

For a more detailed discussion of our debt, please see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 6, “Long-term debt.”

The indentures for the Senior Subordinated Notes and the Senior Discount Notes impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indentures for the Senior Subordinated Notes and the Senior Discount Notes impose significant operating and financial restrictions on us. These restrictions will limit our ability and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate, and may adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these restrictions could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We will be able to incur more indebtedness and the risks associated with our substantial leverage, including our ability to service our indebtedness, will increase.

The indentures relating to the Senior Subordinated Notes and the Senior Discount Notes permit us and/or our subsidiaries, subject to specified conditions, to incur additional indebtedness, including secured indebtedness, under certain circumstances. If we incur additional debt, the risks associated with our substantial leverage, including risks relating to our ability to service our debt, would increase. If we incur any secured debt in the future, holders of this secured debt will have claims that are prior to your claims as holders of the notes to the extent of the value of the assets securing that other debt. In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us, holders of secured debt will have a prior claim to the assets that constitute their collateral.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. As of December 31, 2008, the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $266.5 million.

Holdings and Norcraft Capital Corp. rely on cash distributions from Norcraft to make interest payments on the Senior Discount Notes.

Holdings and Norcraft Capital Corp. conduct all of their business operations through Norcraft and its subsidiaries and currently rely on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. Recently, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. The incurrence of the impairment charge with respect to goodwill and other intangibles described elsewhere in this annual report will significantly restrict the amount of cash that Norcraft may distribute to Holdings and its equity holders for the foreseeable future as a result of restrictions on such distributions set forth in the indenture governing the Senior Subordinated Notes. We currently anticipate that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

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

The home improvement and home building industries are undergoing a significant downturn, and the duration and ultimate severity of these downturns are uncertain. Further downturns in these industries or the economy could negatively affect the demand for and pricing of our products and our operating results.

A significant part of our business is affected by levels of home improvement (including repair and remodeling). The home improvement industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. During fiscal 2008, the already difficult conditions within the home improvement industry became progressively more challenging as demand for home improvement continued to decline in most of our markets. The challenges facing the home improvement industry may lead to a decrease in demand for our products.

A significant part of our business is also affected by levels of new home construction, as our products are typically purchased in connection with the construction of a new home. During fiscal 2008, the home building industry has continued to undergo a significant downturn, marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. The oversupply of existing homes has been exacerbated by a growing number of home mortgage foreclosures, which is further contributing to downward pressure on home prices. Fewer new home buyers may lead to a decrease in demand for our products.

We believe that housing market conditions will continue to be challenging and may deteriorate further. We cannot predict the duration or ultimate severity of these challenging conditions. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, continued economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During fiscal 2008, the mortgage lending industry continued to experience significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications in turn make it more difficult for some borrowers to finance the purchase of new homes or repair or remodel existing homes. These factors have served to reduce the demand for our products and have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.

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

Continued volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During fiscal 2008, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The disruptions in the financial markets have adversely affected, and could continue to adversely affect, our operations in a variety of ways. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers and could compromise the financial condition of our suppliers, which could result in non-performance by certain of our suppliers. In addition, our own borrowing costs are increasing and our access to capital markets may be reduced and it may become more difficult for us to obtain financing to fund operations or to refinance our existing debt obligations. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business.

In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. The Company’s bond rating was recently lowered by Moody’s Global Credit Research to B2; outlook negative and by Standard & Poor to B/negative. This decrease and any further decrease in our ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future.

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

During the fiscal year ended December 31, 2008, approximately 14.1% of our purchases of raw materials were from vendors outside of the United States. We may decide to increase our international sourcing in the future. Consequently, our business is subject to the risks generally associated with doing business abroad. We cannot predict the effect of various factors in the countries in which we sell our products or where our suppliers are located, including, among others: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

The loss of or deterioration of relationships with our sales representatives could adversely affect our sales and profits.

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

Our facilities are subject to numerous federal, state and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. We believe we are in substantial compliance with all applicable requirements. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for contamination discovered at any of our properties from activities conducted by previous occupants.

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

Increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could materially affect our financial performance.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 21 years of experience in the cabinetry industry. Our other senior executives have an average of over 20 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

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

We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the operations we have acquired within the last eight years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions, we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

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

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one manufactures Norcraft Canada cabinets. In addition, we lease six other non-retail facilities which are used for service and distribution functions and storage. Finally, we lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	210,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	214,600	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Norcraft Canada
Livermore, California	Leased	30,500	Distribution/Service Center
Tampa, Florida	Leased	41,300	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Liberty, North Carolina	Leased	15,000	Warehouse
Newton, Kansas	Leased	83,000	Warehouse
Lynchburg, Virginia	Leased	3,375	Warehouse
Tampa, Florida	Leased	3,000	Kitchen and Bath Ideas Retail Store
Clearwater, Florida	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store

Item 3.	Legal Proceedings

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

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 44 holders of equity interests in Holdings. Excluding tax distributions, Holdings made no distributions to its members in 2008 and approximately $6.9 million and $36.5 million in 2007 and 2006, respectively.

Norcraft may make distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2008, 2007 and 2006 were $2.3 million, $11.8 million and $15.3 million, respectively.

Item 6.	Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

	Norcraft Holdings L.P.
	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2004	2005	2006	2007	2008
Statement of Operations Data:
Net sales	$330,275	$404,639	$440,478	$394,042	$331,548
Cost of sales	227,433	282,541	300,764	263,500	234,427

Gross profit	102,842	122,098	139,714	130,542	97,121
Selling, general and administrative expense	58,244	64,874	75,919	76,012	64,789
Impairment of goodwill and other intangible assets (1)	—	—	—	—	73,938

Income (loss) from operations	44,598	57,224	63,795	54,530	(41,606)
Interest expense, net	18,815	23,208	22,654	23,618	24,694
Amortization of deferred financing costs	2,714	4,127	1,498	1,540	1,532
Other, net	(58)	220	150	200	151

Total other expense	21,471	27,555	24,302	25,358	26,377

Net income (loss)	$23,127	$29,669	$39,493	$29,172	$(67,983)

	(dollar amounts in thousands)
	December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$823	$933	$3,928	$28,409	$59,406
Total assets	369,992	372,157	368,802	383,077	315,013
Total debt	263,752	241,567	256,590	262,690	266,459
Members’ equity subject to put request	26,377	46,094	48,835	42,331	25,305
Members’ equity	52,676	51,476	31,248	47,538	(4,166)

	Norcraft Companies, L.P.
	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2004	2005	2006	2007	2008
Statement of Operations Data:
Net sales	$330,275	$404,639	$440,478	$394,042	$331,548
Cost of sales	227,433	282,541	300,764	263,500	234,427

Gross profit	102,842	122,098	139,714	130,542	97,121
Selling, general and administrative expense	58,244	64,874	75,919	76,012	64,789
Impairment of goodwill and other intangible assets (1)	—	—	—	—	73,938

Income (loss) from operations	44,598	57,224	63,795	54,530	(41,606)
Interest expense, net	15,897	14,893	13,370	13,104	13,341
Amortization of deferred financing costs	2,589	3,772	1,108	1,111	1,063
Other, net	(58)	220	150	200	151

Total other expense	18,428	18,885	14,628	14,415	14,555

Net income (loss)	$26,170	$38,339	$49,167	$40,115	$(56,161)

	(dollar amounts in thousands)
	December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$823	$933	$4,038	$28,409	$59,406
Total assets	366,585	369,105	366,250	380,844	313,249
Total debt	180,500	150,000	150,000	148,000	148,000
Members’ equity	158,898	186,085	184,121	202,326	141,669

(1)	During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) to quantify the amount of impairment of goodwill and brand names. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uncertainty of Forward Looking Statements and Information

This report contains ‘‘forward looking statements.’’ All statements other than statements of historical acts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report, including the risks outlined under Part I, Item 1A, “Risk Factors,’’ will be important in determining future results.

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

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2008” or “fiscal 2008” means the period from January 1, 2008 to December 31, 2008.

General

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through six brands: Mid Continent Cabinetry, Norcraft Cabinetry, UltraCraft, StarMark, Fieldstone and Brookwood. The Mid Continent and UltraCraft brands correspond to those divisions, while the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division.

During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level to which we concluded that sufficient indicators existed to warrant an analysis of whether any portion of our goodwill or other intangible assets were impaired. We engaged an independent valuation firm to assist us perform a review of the value of our goodwill and other intangible assets. Based on this independent valuation, which used a discounted cash flow valuation technique, we recognized an impairment charge of $73.9 million to our goodwill and other intangible assets in the fourth quarter of 2008. Of this charge, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

The Company’s sales decreased 15.9% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was due to Norcraft’s decrease in the number of incoming orders as a result of the industry-wide contraction caused by the slow-down in the U.S. housing market. Net income (loss) decreased 333.0% after impairment charges for Holdings and 240.0% after impairment charges for Norcraft for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Net income (loss) decreased 79.6% before impairment charges for Holdings and 55.7% before impairment charges for Norcraft for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily due to the aforementioned decrease in the number of incoming orders.

Other significant events during 2008 include the conversion of the unpaid principal amount and accrued interest of an unsecured note payable for $1.5 million into Class A units of Holdings for $1.3 million at a conversion price of $1.18.

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

Other Expenses. Our non-operating expenses consist of interest, amortization of deferred financing costs and various state and local taxes.

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

Allowance for Bad Debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. During fiscal 2008, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2008 and 2007, one customer accounted for approximately 16.6% and 11.8%, respectively of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Inventory

We state inventory at the lower of cost or market, net of provisions for excess and obsolete inventory, with cost established using the first-in, first-out (FIFO) method. We make provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated costs to be incurred for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Other Intangible Assets

Identifiable intangible assets consist of customer relationships. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years based on historical and expected customer attrition rates. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2008, 2007 and 2006 is included in selling, general and administrative expenses in the consolidated statements of income. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets and the estimated useful lives of its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone® are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values. The total fair value of brand names prior to impairment was $49.0 million. The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. A discount rate of 14.0% was used plus a premium of 1.0% based on the nature of the asset. During the fourth quarter of 2008, an impairment charge of $13.9 million was recognized for brand names.

Our significant reporting units for the purpose of performing the impairment analysis tests for goodwill consist of Mid Continent, UltraCraft and StarMark. For the purpose of performing the required impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. Certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, and a decision to divest an individual business within a reporting unit.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the process is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections generally assumed reductions in 2009 and a period of recovery beginning in 2010.

In evaluating the fair value of all our reporting units, we assumed revenue declines for 2009 from 2008 reflecting a continuation of weakness in the home-building and remodeling markets. We then assumed revenue in 2010 to begin to show recovery. We also assumed a discount rate of 14.0% and a perpetual growth rate of 2.0% reflecting the market conditions in the fourth quarter of 2008.

Our first step impairment analysis for 2008 indicated that the fair value of the Mid Continent and UltraCraft reporting units did not exceed their carrying values.

This impairment test and subsequent valuation resulted in a total impairment charge of $73.9 million in the fourth quarter of fiscal 2008. Of the total impairment charge, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names. A summary of impairment charges by reporting unit is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Beginning balance	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Ending balance	$21,000	$3,600	$10,500	$35,100	$38,596	$3,564	$46,261	$88,421

A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $3.0 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $4.3 million. Due to the ongoing uncertainty in market conditions, we will perform an additional impairment analysis prior to the fourth quarter of 2009 on our brand names if a decline in our expected operating results, discount rate or royalty rate is indicated.

Our impairment analysis as of December 31, 2008 indicated no impairment of goodwill within the StarMark reporting unit. The calculated fair value of this reporting unit exceeded the carrying value by approximately $39.0 million. Subsequent to recording the impairment charges in the fourth quarter of 2008, the calculated fair value of our UltraCraft reporting unit exceeded carrying value by approximately $1.0 million. The calculated fair value of the Mid Continent reporting unit exceeded carrying value by approximately $33.0 million primarily driven by the fair value of the customer relationships and Norcraft brand name within the Mid Continent reporting unit.

We may need to perform an impairment test prior to the fourth quarter of 2009, if revenues or results for any of these reporting units fall significantly below our estimates during 2009, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2008 change.

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

Revenue Recognition

Net sales represent gross sales less deductions taken for sales returns, freight charge backs and incentive rebate programs. These deductions are based on historical experience, market conditions and terms of the applicable marketing agreements with the customers.

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2008, 2007 and 2006, there were 21.5 million, 20.2 million and 20.7 million units subject to the put request, respectively.

The fair market value of a unit is estimated by dividing the current equity value of the Company by the number of vested units outstanding. The equity value of the Company is based on the earnings multiple used in the Acquisition times trailing twelve months’ EBITDA plus net cash and liability positions.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. We adopted SFAS 157 effective January 1, 2008.

Included as a component of cash and cash equivalents is a money market account which we have classified within Level 1 of the fair level hierarchy. At December 31, 2008, our money market account, measured on a recurring basis, is carried at a fair value of $45.9 million. The implementation of SFAS 157 did not have any impact on our consolidated financial position or results of operations for the year ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) including an Amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is optional and is effective for financial statements issued for fiscal years beginning after January 1, 2008. The Company has chosen not to adopt the fair value provisions of SFAS No. 159 at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 is effective January 1, 2009 and the Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective sixty days following the Securities and Exchange Commission’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.7%	66.9%	68.3%

Gross profit	29.3%	33.1%	31.7%
Selling, general and administrative expenses	19.5%	19.3%	17.2%
Impairment of goodwill and other intangible assets	22.3%	—	—

Income (loss) from operations	(12.5)%	13.8%	14.5%

Interest expense, net	7.4%	6.0%	5.2%
Amortization of deferred financing costs	0.5%	0.4%	0.3%
Other, net	0.1%	—	—

Net income (loss)	(20.5)%	7.4%	9.0%

	Norcraft Companies, L.P.
	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.7%	66.9%	68.3%

Gross profit	29.3%	33.1%	31.7%
Selling, general and administrative expenses	19.5%	19.3%	17.2%
Impairment of goodwill and other intangible assets	22.3%	—	—

Income (loss) from operations	(12.5)%	13.8%	14.5%

Interest expense, net	4.0%	3.3%	3.0%
Amortization of deferred financing costs	0.3%	0.3%	0.3%
Other, net	0.1%	—	—

Net income (loss)	(16.9)%	10.2%	11.2%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net Sales. Net sales decreased by $62.5 million, or 15.9%, from $394.0 million for the year ended December 31, 2007 to $331.5 million for the year ended December 31, 2008. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. While the decline in sales is attributable to decreases in sales of all of our divisions, it is primarily attributable to a decrease in sales in our largest division, Mid Continent.

Cost of Sales. Cost of sales decreased by $29.1 million, or 11.0%, from $263.5 million for the year ended December 31, 2007 to $234.4 million for 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 66.9% for the year ended December 31, 2007 to 70.7% for 2008.

Gross Profit. Gross profit decreased by $33.4 million, or 25.6%, from $130.5 million for the year ended December 31, 2007 to $97.1 million for the year ended December 31, 2008. Gross profit as a percentage of net sales decreased from 33.1% for the year ended December 31, 2007 to 29.3% for 2008. Gross profit margin was negatively impacted primarily by aggressive sales incentives and pricing in response to the slow-down in our market. Additionally, for the year as a whole, gross profit margin was negatively impacted by inflationary pressures on the pricing of commodity purchases, especially with regard to fuel and other petroleum products. This pricing was volatile and the effect on gross profit diminished toward the end of the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $11.2 million, or 14.8%, from $76.0 million for the year ended December 31, 2007 to $64.8 million for 2008. Selling, general and administrative expenses were lower than the prior year mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 19.3% for the year ended December 31, 2007 to 19.5% for 2008.

Impairment of Goodwill and Other Intangible Assets. During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under SFAS 142 to quantify the amount of impairment of goodwill and other intangible assets. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Income (Loss) from Operations. Income (loss) from operations decreased by $96.1 million, or 176.3%, from $54.5 million of income for the year ended December 31, 2007 to a loss of $41.6 million for 2008. The decrease in income (loss) from operations was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Income (loss) from operations as a percentage of net sales decreased from 13.8% for the year ended December 31, 2007 to (12.5)% for 2008.

Interest, Amortization of Deferred Financing fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased $1.1 million, or 4.0%, from $25.3 million for the year ended December 31, 2007 to $26.4 million for 2008. Interest expense increased $1.1 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $264.6 million and $259.6 million during the years ended December 31, 2008 and 2007, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of a former equity holder is 8.45%. Amortization of deferred financing charges remained flat at $1.5 million for the years ended December 31, 2008 and 2007. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 6.4% for the year ended December 31, 2007 to 8.0% for 2008.

Interest, amortization of deferred financing fees and other expenses for Norcraft increased $0.2 million, or 1.0%, from $14.4 million for the year ended December 31, 2007 to $14.6 million for 2008. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 3.6% for the year ended December 31, 2007 to 4.4% for 2008.

Net Income (Loss). Holdings’ net income (loss) decreased by 97.2 million, or 333.0%, from $29.2 million of income for the year ended December 31, 2007 compared with a loss of $68.0 million for 2008 was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Holdings decreased from 7.4% for the year ended December 31, 2007 to (20.5)% for 2008.

Norcraft’s net income (loss) decreased by $96.3 million, or 240.0%, from $40.1 million of income for the year ended December 31, 2007 compared with a loss of $56.2 million for 2008 was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Norcraft decreased from 10.2% for the year ended December 31, 2007 to (16.9)% for 2008.

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

Cost of Sales. Cost of sales decreased by $37.3 million, or 12.4%, from $300.8 million for the year ended December 31, 2006 to $263.5 million for 2007. The decrease was primarily attributable to our decreased sales volume. Additionally, cost of sales was lowered by $0.4 million from insurance proceeds due to a fire in the Newton, Kansas facility. Cost of sales as a percentage of net sales decreased from 68.3% for the year ended December 31, 2006 to 66.9% for 2007. This decrease is due to production efficiencies.

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

Income (Loss) from Operations. Income (loss) from operations decreased by $9.3 million, or 14.5%, from $63.8 million for the year ended December 31, 2006 to $54.5 million for 2007. The decrease in income (loss) from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 14.5% for the year ended December 31, 2006 to 13.8% for 2007.

Interest, Amortization of Deferred Financing fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased $1.0 million, or 4.3%, from $24.3 million for the year ended December 31, 2006 to $25.3 million for 2007. Interest expense increased $0.9 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balances were $259.6 million and $249.1 million during the years ended December 31, 2007 and 2006, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of two former equity holders is 8.45%. Amortization of deferred financing charges remained flat at $1.5 million for the years ended December 31, 2007 and 2006. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 5.5% for the year ended December 31, 2006 to 6.4% for 2007.

Interest, amortization of deferred financing fees and other expenses for Norcraft decreased $0.2 million, or 1.5%, from $14.6 million for the year ended December 31, 2006 to $14.4 million for 2007. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 3.3% for the year ended December 31, 2006 to 3.7% for 2007.

Net Income (Loss). Holdings’ net income (loss) decreased by $10.3 million, or 26.1%, from $39.5 million for the year ended December 31, 2006 compared with $29.2 million for 2007, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings decreased from 9.0% for the year ended December 31, 2006 to 7.4% for 2007.

Norcraft’s net income (loss) decreased by $9.1 million, or 18.4%, from $49.2 million for the year ended December 31, 2006, compared with $40.1 million for 2007, for the reasons described above. Net income (loss) as a percentage of net sales for Norcraft decreased from 11.2% for the year ended December 31, 2006 to 10.2% for 2007.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities of Holdings was $42.4 million for the year ended December 31, 2008, compared with $62.9 million for 2007, a decrease of $20.5 million. The decrease was primarily due to the decrease in net income (loss) after impairment charges of $97.2 million (or $23.3 million before the impairment charge described above).

Cash provided by operating activities of Norcraft was $42.6 million for the year ended December 31, 2008, compared with $63.3 million for 2007, a decrease of $20.7 million. The decrease was primarily due to the decrease in net income (loss) after impairment charges of $96.3 million (or $22.4 million before the impairment charge described above).

Cash used in investing activities was $7.1 million for the year ended December 31, 2008, compared with $14.2 million for 2007. Additions to display cabinets were $4.1 million for the year ended December 31, 2008, compared to $7.8 million during 2007, a decrease of $3.7 million. Additionally, capital expenditures were $3.0 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $3.9 million. Offsetting the aforementioned decreases were insurance proceeds from involuntary asset disposal of $0.5 million for the year ended December 31, 2007.

Cash used in financing activities of Holdings was $4.4 million for the year ended December 31, 2008, compared with $24.1 million in 2007, a decrease of $19.7 million. This decrease was due to lower distributions to members of $16.4 million, lower repurchases of Senior Subordinated Notes of $2.0 million and lower repurchases of members’ interests of $1.9 million offset by lower proceeds from issuance of member interests of $0.6 million.

Cash used in financing activities of Norcraft was $4.6 million for the year ended December 31, 2008, compared with $24.6 million in 2007, a decrease of $20.0 million. This decrease was due to lower distributions to members of $16.7 million, lower repurchases of Senior Subordinated Notes of $2.0 million and lower repurchases of members’ interests of $1.9 million offset by lower proceeds from issuance of member interests of $0.6 million.

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

On May 2, 2006, the Company entered into an amended and restated credit facility with the same parties as the Original Agreement. The amendment increased the revolving credit facility to $60.0 million, removed the term loan facility, modified the interest rate and changed certain covenants. On March 27, 2009, the Company elected to terminate the amended credit facility.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2008 and 2007. Following the termination of the amended credit facility, during the first quarter of 2009, the Company collateralized these letter of credit obligations with approximately $5.6 million of cash.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including any indebtedness under the senior credit facility.

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

Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the Senior Discount Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9  3/4% per annum. The first cash interest payment was made on March 1, 2009. Holdings has no independent operating assets or liabilities other than its investment in its subsidiaries.

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

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. Holdings was in compliance with these covenants at December 31, 2008.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. As of December 31, 2008, Norcraft had $59.4 million of cash and cash equivalents. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. Recently, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described above will result in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restrict the amount of cash that Norcraft may distribute to Holdings and its equity holders. We currently anticipate that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2008, including payments to be made pursuant to the management and monitoring agreement:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$5.3	$2.5	$2.3	$0.5	$—
Senior subordinated notes (principal)	148.0	—	148.0	—	—
Senior subordinated notes (interest)	36.6	13.3	23.3	—	—
Senior discount notes (principal)	118.0	—	—	118.0	—
Senior discount notes (interest)	46.0	11.5	23.0	11.5	—
Unsecured notes (principal)	0.5	0.5	—	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$361.4	$28.8	$198.6	$133.0	$1.0

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$5.3	$2.5	$2.3	$0.5	$—
Senior subordinated notes (principal)	148.0	—	148.0	—	—
Senior subordinated notes (interest)	36.6	13.3	23.3	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$196.9	$16.8	$175.6	$3.5	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.

Taxes; Distributions to our Limited Partners

Holdings is a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indentures governing the Senior Subordinated Notes significantly restrict Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft may, however, make distributions to Holdings, subject to certain limitations, to permit it to make further distributions to its equity holders to pay taxes on our net income allocated to them. Tax distributions for the years ended December 31, 2008, 2007 and 2006 were $2.3 million, $11.8 million and $15.3 million, respectively.

The Company made no other cash distributions to the holders of its Class A and Class B units in Holdings during the year ended December 31, 2008 and made a total of $6.9 million and $36.5 million during the years ended December 31, 2007 and 2006, respectively. In 2007, the exercise price of the Class D units in Holdings subject to the management incentive plan was modified (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to its financial statements resulting from the modification in exercise price of the Class D units.

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

As of December 31, 2008, the Company had a $60.0 million revolving credit facility which had a variable rate of interest and had the potential to expose the Company to fluctuations in the interest rate market. As of December 31, 2008, there were no borrowings under this facility. On March 27, 2009, the Company elected to terminate this facility.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	44	President, Chief Executive Officer and Manager

Kurt Wanninger	48	President, Mid Continent

Simon Solomon	56	President, UltraCraft

John Swedeen	58	President, StarMark

Leigh Ginter	43	Chief Financial Officer

Herb Buller	67	Chairman of the Board of Managers

Jay Bloom	53	Manager

David Kim	42	Manager

Michael Maselli	49	Manager

Christopher Reilly	46	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 21 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 11 years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 29 years of manufacturing industry experience, including over 7 years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 14 years experience serving as the president of UltraCraft. He also has over 30 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

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

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from University of Manitoba. He serves on the board of Teen Challenge and is the chairman of Family Life Network.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C. Prior to co-founding Trimaran Fund Management L.L.C., Mr. Bloom was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom currently serves on the board of directors of Educational Services of America, Inc., El Pollo Loco, Inc., PrimeCo Wireless Communications L.L.C. and Standard Steel, L.L.C.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Apax Partners, L.P. and was involved in Apax Partners’ investments in Contech Construction Products, Empire Pacific Windows, Tommy Bahama and RSI Home Products. Before joining Saunders, Karp & Megrue, LLC, a predecessor to Apax Partners, in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelor’s degree, with honors, from West Point and a master’s degree in business administration from Harvard Business School. Mr. Kim currently serves as a member of the boards of Contech Construction Products and Spyder Active Sports.

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

Corporate Governance

Our general partner’s board of managers manages our business and affairs as provided by its limited liability company agreement and conducts its business through meetings of the board of managers. Pursuant to the general partner’s limited liability company agreement, each of the representatives of Apax Partners who sit on our general partner’s board of managers, Mr. Reilly and Mr. Kim, are each entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before our general partner’s board of managers. Trimaran is entitled to designate two managers, and an entity associated with our Chief Executive Officer, Mark Buller, is entitled to designate two managers, each of which will have one vote. As a result, the managers appointed by Apax Partners investors together hold a majority of the votes to be cast on each matter submitted to a vote before our general partner’s board of managers. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence—Arrangements with Our Investors.”

Audit Committee

The board of managers of Norcraft GP has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of the audit committee are Christopher Reilly, David Kim and Michael Maselli.

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

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last three completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2006, 2007 and 2008, Mark Buller, the individual who served as our chief financial officer in 2006, 2007 and 2008, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2006, 2007 and 2008: (i) Kurt Wanninger, the president of our Mid Continent division, (ii) John Swedeen, the president of our StarMark division, (iii) Simon Solomon, the president of our UltraCraft division (except for the period August 31, 2006 to February 13, 2008, during which time Mr. Solomon was not employed by the Company) and (iv) David Romeo, the former president of our UltraCraft division from March 9, 2006 to September 24, 2007.

Compensation Discussion and Analysis

Compensation Philosophy

Our compensation programs are intended to attract and retain vital employees, motivating and rewarding them for outstanding performance. Some programs are geared towards the short-term, while others are intended to foster long-term performance with the goal of increasing member value over the long term. Executive compensation programs can influence all employees by establishing general compensation levels and creating an atmosphere of goals, rewards and expectations. Because we believe that every employee’s performance is important to our success, we are careful of the effect of executive compensation and incentive programs on all of our employees.

Our Compensation Committee and Compensation Process

The board of managers of Norcraft GP has a separately designated compensation committee composed of three non-employee, independent directors. The committee is responsible for establishing and administering the policies that govern both annual compensation and equity ownership. They review and approve salaries, bonus and incentive compensation, equity compensation and all other forms of compensation for our named executive officers. The compensation committee is also responsible for reviewing and administering our incentive compensation plans, equity incentive programs and other benefit plans. Currently, the members of our compensation committee are Christopher Reilly, David Kim and Michael Maselli.

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

We maintain health and dental insurance plans for the benefit of eligible employees, including the named executive officers. Each of these benefit plans requires the employee to pay a portion of the premium, with our company paying the remainder. We also maintain a 401(k) retirement plan that is available to all eligible employees. As of December 31, 2008, we matched elective employee-participant contributions on the basis of 100% on the first 3 percent and 50% match on the next 2 percent of the employee’s contribution. Life, accidental death and dismemberment and short and long term disability insurance coverage is also offered to all eligible employees and premiums are paid in full by us. We also provide company paid travel and living expense benefits, company paid automobiles and severance to eligible employees. Other voluntary benefits, such as supplemental life and accidental death insurance are also made available and paid for by the employee. The foregoing benefits are available to named executive officers on the same basis as all other eligible employees, subject to relevant regulatory requirements.

Our compensation committee performs an annual review of each executive’s complete compensation history over each of the past five years and compares it to the compensation of executives in an appropriate market comparison group. Mark Buller, the chief executive officer, makes compensation recommendations to the compensation committee for the executive officers who report to him. These executive officers are not present at the time of these discussions. Herb Buller, the chairman of our board of managers, then makes a compensation recommendation to the compensation committee for Mark Buller, our chief executive officer. As noted above, Herb Buller is Mark Buller’s father. The compensation committee ultimately determines Mark Buller’s compensation and he is not present at the time of these discussions.

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

These components of our overall compensation program help to achieve the potential of our operations, growing sales and profitability, providing proper compliance and regulatory guidance and helping to create a productive team.

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

Holdings made no cash distributions, other than tax distributions, to the holders of its Class A and Class B units in Holdings during the year ended December 31, 2008 and a total of $6.9 million and $36.5 million during the years ended December 31, 2007 and 2006, respectively. This equated to approximately $0.05 and $0.27 per A and B unit in fiscal 2007 and 2006, respectively. In addition, the exercise price of the Class D units in Holdings, subject to the management incentive plan, was modified during June of 2007 (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to our financial statements resulting from the modification in exercise price of the Class D units.

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2006, 2007 and 2008, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

Compensation Committee Report

As described above, the current members of the compensation committee are Christopher Reilly, David Kim and Michael Maselli. Our compensation committee has reviewed and discussed the compensation process described above. Based on its review and discussion of this process, the compensation committee recommended to the board of managers of Norcraft GP that this process be included within this 10-K.

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2006, 2007 and 2008.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)
Mark Buller Chief Executive Officer	2006	386,387	298,945	—	—	4,203,097		4,888,429
	2007	425,181	—	—	—	796,227		1,221,408
	2008	428,025	—	—	—	720	(3)	428,745

Leigh Ginter Chief Financial Officer	2006	171,262	135,536	54,323	—	147,607		508,728
	2007	196,154	—	—	—	33,618		229,772
	2008	216,923	—	—	—	9,312	(4)	226,235

John Swedeen President, StarMark	2006	237,745	175,016	—	—	188,898		601,659
	2007	250,077	173,017	—	—	41,479		464,573
	2008	296,846	—	—	—	17,373	(5)	314,219

Kurt Wanninger President, Mid Continent	2006	307,693	302,307	813,923	—	44,196		1,468,119
	2007	358,077	110,000	—	—	15,063		483,140
	2008	365,000	—	—	—	87,049	(6)	452,049

Simon Solomon President, UltraCraft	2006	183,265	—	—	—	6,192,375		6,375,640
	2007	—	—	—	—	2,116,701		2,116,701
	2008	174,939	—	—	—	38,498	(7)	213,437

David Romeo Former President, UltraCraft	2006	177,404	20,000	512,225	—	173,522		883,151
	2007	184,313	—	—	—	1,302,131		1,486,444
	2008	—	—	—	—	—		—

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units are “profits interest” issued pursuant to Holdings’ incentive plan and remain subject to time and performance-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to SFAS No. 123R. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; (c) travel and living expense benefits; (d) automobile; (e) cash payout of equity due to termination of employment; (f) interest and principal paid on note payable due to termination of employment; (g) severance payments; and (h) the member distribution as described above.
(3)	Includes $720 of life insurance premiums.
(4)	Includes $8,677 of matching contribution of 401(k) savings plan and $635 of life insurance premiums.
(5)	Includes $9,200 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(6)	Includes $71,729 of relocation benefits, $9,200 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(7)	Includes severance paid in 2008 of $38,138 and $360 of life insurance premiums.

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

Class D units issued under the incentive plan represent limited partnership interests in Holdings. The Class D units constitute “profits interests,” and therefore, are permitted to receive distributions only after specified amounts have been paid to the holders of Class A units, Class B units and Class C units of Holdings. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. Accordingly, the amount of such distribution with respect to such a Class D unit shall be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which the holders of Class D units would be entitled to receive if, immediately prior to the issuance of such unit, the assets of Holdings were sold at their fair market value, the liabilities of Holdings were paid in full and the remaining proceeds were distributed in accordance with Holdings’ limited partnership agreement. Pursuant to the terms of Holdings' limited partnership agreement, holders of Class D units generally participate only in liquidating distributions by Holdings, and then, only to the extent vested. The holders of Class D units are also entitled to receive distributions of their allocated percentages of Holdings' taxable net income to make tax payments.

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

The incentive plan will terminate in October 2013. The board of managers of Norcraft GP may terminate the incentive plan at any time at its sole discretion. The board of managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2008.

	Equity Awards (1)
	Number of Securities Underlying Unexercised Units Exercisable (#)	Number of Securities Underlying Unexercised Units Unexercisable (#)	Unit Exercise Price ($)
Mark Buller Chief Executive Officer	2,613,292	290,366	0.12

Leigh Ginter Chief Financial Officer	295,798	59,082	0.49

John Swedeen President, StarMark	232,085	25,787	0.12

Kurt Wanninger President, Mid Continent	527,152	527,152	1.69

Simon Solomon President, UltraCraft	—	—	—

David Romeo Former President, UltraCraft	—	—	—

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. All Class D units remain subject to time and performance-based vesting. Under the terms of the Plan the Class D units generally begin to vest on the December 31 of the first full year following the date of grant with 50% of the units typically vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units and a distribution threshold that allows such Class D units to qualify as “profits interests” under applicable law.

Employment Agreements and Arrangements upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extends for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $460,000 as his base salary for 2009, with a targeted bonus of 50% of base salary, which bonus will be tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2008, Mr. Buller would have been entitled to receive an aggregate $690,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Buller Norcraft Holdings, L.L.C., an entity affiliated with Mr. Buller, Herb Buller and certain other members of the Buller family, currently holds 15.5 million Class A units in Holdings and MEB Norcraft, L.L.C., another entity affiliated with Mr. Buller, currently holds approximately 2.9 million Class D units in Holdings. In connection with any termination of Mr. Buller’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, the holder will be entitled to convert each of the vested Class D units held by it to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for these Class D units is $0.12.

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

In addition, in the event Mr. Buller's employment is terminated due to his death or a disability, he or his estate may request that Holdings purchase his outstanding interests in Holdings for fair market value. Pursuant to its limited partnership agreement, Holdings agrees to undertake commercially reasonable effectors to purchase such interests, subject to its current financial condition permits, including without limitation the restrictions imposed by its then outstanding debt agreements.

Upon certain corporate events, including a change of control of our company, Buller Norcraft Holdings, L.L.C. is entitled to receive a change of control bonus of up to $4.0 million (pending the Company successfully achieving various financial goals and rates of return for certain investors) and has the right to purchase up to 1,478,553.86 additional Class A units for $2.00 per unit and an additional 1,478,553.86 Class A units for $2.50 per unit.

Finally, pursuant to the Holdings limited partnership agreement, Buller Norcraft Holdings, L.L.C. has a right of first offer to purchase our company upon a decision by Norcraft GP’s board of managers to engage in a sale transaction. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence—Arrangements with Buller Investors.”

Arrangements with Other Employed Named Executive Managers

Each of Mr. Ginter and Mr. Swedeen entered into an employment agreement with us on October 21, 2003, the initial term of which expired December 31, 2004. Pursuant to each employment agreement, the employment term is automatically extended for consecutive one-year periods unless either Mr. Ginter or Mr. Swedeen, or Holdings declines to extend the term. Mr. Wanninger entered into an employment agreement with Holdings, effective as of January 17, 2006, the initial term of which expired on December 31, 2007. Pursuant to Mr. Wanninger’s employment agreement, the employment term is automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Solomon entered into an employment agreement with us on October 21, 2003, but his employment was terminated on August 31, 2006. He subsequently rejoined us and entered into another employment agreement with us on February 13, 2008. Pursuant to Mr. Solomon’s employment agreement, Mr. Solomon or Holdings may terminate Mr. Solomon’s employment at anytime and for any reason.

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $220,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $365,000 and Mr. Solomon is entitled to receive $200,000, in each case, as such officer’s base salary for 2009, with eligibility to receive a bonus tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger and Mr. Solomon.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2008, Mr. Ginter would have been entitled to receive an aggregate $55,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2008, Mr. Swedeen would have been entitled to receive an aggregate $76,250 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2008, Mr. Wanninger would have been entitled to receive an aggregate $365,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any additional salary or bonus.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment for cause or if he terminates his employment other than for good reason, we are not obligated to provide such officer any severance other than his accrued and unpaid base salary and certain other health and welfare benefits in accordance with his agreement. Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any severance.

Mr. Ginter currently holds 0.2 million Class A units, 0.4 million Class B units and 0.4 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Ginter is entitled to receive 0.4 million Class C units in Holdings. In connection with any termination of Mr. Ginter’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Ginter will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 0.3 million of the Class D units held by Mr. Ginter is $0.12 and the conversion price for the remaining Class D units held by him is $1.77. In accordance with the Holdings limited partnership agreement, if Mr. Ginter’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Ginter’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Swedeen currently holds 0.5 million Class A units, 0.2 million Class B units and 0.3 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Swedeen is entitled to receive 0.2 million Class C units in Holdings. In connection with any termination of Mr. Swedeen’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Swedeen will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Swedeen is $0.12. In accordance with the Holdings limited partnership agreement, if Mr. Swedeen’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Swedeen’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Wanninger currently holds 0.2 million Class A units and 1.1 million Class D units in Holdings. In connection with any termination of Mr. Wanninger’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Wanninger will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by

Mr. Wanninger is $1.69. In accordance with the Holdings limited partnership agreement, if Mr. Wanninger’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Wanninger’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Solomon currently holds 1.3 million Class A units and .2 million Class D units in Holdings. The Class A units were converted from an unsecured note with an unpaid principal balance and accrued interest of $1,532,278.85 on December 31, 2008. In connection with any termination of Mr. Solomon’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Solomon will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Solomon is $1.18. In accordance with the Holdings limited partnership agreement, if Mr. Solomon’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Solomon’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Arrangements with David Romeo

David Romeo’s employment with us terminated on September 24, 2007. At that time, we entered into a separation agreement with Mr. Romeo pursuant to which we agreed to (i) continue to pay him his regular salary, at his final base rate, for a period of 12 months following his termination date, (ii) pay him a pro-rated portion of the bonus he would have been entitled to had he remained an employee through the year; and (iii) repurchase all of his limited partnership units. The aggregate payments to be made to Mr. Romeo, including the purchase price for his units, pursuant to his separation agreement was equal to $1.2 million. Pursuant to his severance agreement, Mr. Romeo agreed, among things, to (i) continue to not disclose any of our trade secrets or confidential information, (ii) not disparage or criticize us and (iii) not compete against us until September 24, 2008 and not solicit or hire any of our employees until September 24, 2009.

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

The following table provides certain information as of December 31, 2008 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp.(5)	75,950,957		56.6%	—		—	—		—
Trimaran Cabinet Corp.(6)	37,975,478		28.3%	—		—	—		—
Buller Norcraft Holdings, L.L.C.(7)	15,500,000		11.6%	—		—	—		—
Mark Buller	—	(8)	—	—		—	2,903,658	(9)	45.4%
Leigh Ginter	171,633		*	350,000		28.0%	354,880		5.6%
John Swedeen	472,000		*	200,000		16.0%	257,872		4.0%
Kurt Wanninger	157,306		*	—		—	1,054,304		16.5%
Simon Solomon	1,298,541		1.0%	—		—	194,782		3.0%
David Romeo	—		*	—		—	—		—
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 11 persons listed here.	2,099,480	(14)	1.6%	550,000		44.0%	4,765,496		74.6%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units remain subject to time and performance-based vesting.

(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2008, management fees charged to expense were $1.0 million.

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

Review, Approval or Ratification of Transactions with Related Persons

Any material potential or actual conflict of interest or transaction between the Company and any “related person” of the Company must be reviewed and approved or ratified by the audit committee or, alternatively, the board of managers of Norcraft GP. SEC rules define a “related person” of the Company as any Company director (or nominee), executive officer, 5%-or-greater shareholder or immediate family member of any of these persons.

Director Independence

The Company’s securities are not listed on a national securities exchange or interdealer quotation system that has requirements as to board composition. As the securities are not listed, the board of managers has made no determination as to whether or not any of its managers are independent directors as defined in the regulations of NASDAQ or the NYSE.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional services billed by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and 2007, and fees for other services billed PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2008	2007
Audit fees (1)	$322	$328
Audit related fees (2)	—	—
Tax fees (3)	167	213
All other fees (4)	3	—

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: April 15, 2009	Date: April 15, 2009
Signing on behalf of the Registrants and as principal officer	Signing on behalf of the Registrants and as principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 15th day of April 2009.

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
Mark Buller

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Managers of

Norcraft GP, L.L.C.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries at December 31 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
	2008	2007	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$59,406	$28,409	$59,406	$28,409
Trade accounts receivable, net	18,535	26,822	18,535	26,822
Inventories	20,599	24,088	20,599	24,088
Prepaid expenses	1,810	2,139	1,810	2,139

Total current assets	100,350	81,458	100,350	81,458

Property, plant and equipment, net	35,629	39,478	35,629	39,478

Other assets:
Goodwill	88,421	148,459	88,421	148,459
Customer relationships, net	43,798	48,265	43,798	48,265
Brand names	35,100	49,000	35,100	49,000
Deferred financing costs, net	4,584	6,116	2,820	3,883
Display cabinets, net	7,069	10,074	7,069	10,074
Other	62	227	62	227

Total other assets	179,034	262,141	177,270	259,908

Total assets	$315,013	$383,077	$313,249	$380,844

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
Current portion of long-term debt	$459	$1,959	$—	$—
Accounts payable	6,688	9,786	6,688	9,786
Accrued expenses	20,268	20,279	16,433	20,279

Total current liabilities	27,415	32,024	23,121	30,065

Long-term debt	266,000	260,731	148,000	148,000
Other liabilities	459	453	459	453

Commitments and contingencies

Members’ equity subject to put request	25,305	42,331	—	—

Members’ equity	(9,166)	47,538	141,669	202,326

Total liabilities and members’ equity	$315,013	$383,077	$313,249	$380,844

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2008	2007	2006
Net sales	$331,548	$394,042	$440,478

Cost of sales	234,427	263,500	300,764

Gross profit	97,121	130,542	139,714

Selling, general and administrative expenses	64,789	76,012	75,919

Impairment of goodwill and other intangible assets	73,938	—	—

Income (loss) from operations	(41,606)	54,530	63,795

Other expense (income):
Interest expense, net	24,694	23,618	22,654
Amortization of deferred financing costs	1,532	1,540	1,498
Other, net	151	200	150

Total other expense (income)	26,377	25,358	24,302

Net income (loss)	$(67,983)	$29,172	$39,493

See notes to consolidated financial statements.

Consolidated Statements of Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2008	2007	2006
Net sales	$331,548	$394,042	$440,478

Cost of sales	234,427	263,500	300,764

Gross profit	97,121	130,542	139,714

Selling, general and administrative expenses	64,789	76,012	75,919

Impairment of goodwill and other intangible assets	73,938	—	—

Income (loss) from operations	(41,606)	54,530	63,795

Other expense (income):
Interest expense, net	13,341	13,104	13,370
Amortization of deferred financing costs	1,063	1,111	1,108
Other, net	151	200	150

Total other expense (income)	14,555	14,415	14,628

Net income (loss)	$(56,161)	$40,115	$49,167

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Members’ equity at December 31, 2005	$51,476	$(130)	$54,716
Issuance of members’ interest	1,900	—	—
Stock compensation expense	1,090	—	—
Accretion on members’ interest subject to put request	(2,741)	—	—
Distribution to members	(51,812)	—	—
Repurchase of members’ interest	(8,233)	—	—
Cumulative translation adjustment	75	75	75
Net income	39,493	—	39,493

Total comprehensive income	—	—	39,568

Members’ equity at December 31, 2006	31,248	(55)	94,284
Adoption of FIN 48	(438)	—	—
Issuance of members’ interest	562	—	—
Stock compensation expense	1,185	—	—
Accretion of members’ interest subject to put request	6,504	—	—
Distributions to members	(18,730)	—	—
Repurchase of members’ interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	29,172	—	29,172

Total comprehensive income	—	—	29,173

Members’ equity at December 31, 2007	47,538	(54)	123,457
Stock compensation expense	229	—	—
Debt conversion	1,532
Accretion of members’ interest subject to put request	17,026	—	—
Distributions to members	(2,336)	—	—
Repurchase of members’ interest	(68)	—	—
Cumulative translation adjustment	(104)	(104)	(104)
Net loss	(67,983)	—	(67,983)

Total comprehensive loss	—	—	(68,087)

Members’ equity at December 31, 2008	$(4,166)	$(158)	$55,370

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Member’s equity at December 31, 2005	$186,085	$(130)	$66,429
Issuance of member’s interest	1,900	—	—
Stock compensation expense	1,090	—	—
Distribution to member	(51,841)	—	—
Repurchase of member interest	(2,355)	—	—
Cumulative translation adjustment	75	75	75
Net income	49,167	—	49,167

Total comprehensive income	—	—	49,242

Member’s equity at December 31, 2006	184,121	(55)	115,671
Adoption of FIN 48	(438)	—	—
Issuance of member’s interest	562	—	—
Stock compensation expense	1,185	—	—
Distributions to member	(21,254)	—	—
Repurchase of member interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	40,115	—	40,115

Total comprehensive income	—	—	40,116

Member’s equity at December 31, 2007	202,326	(54)	155,787
Stock compensation expense	229	—	—
Distributions to member	(4,553)	—	—
Repurchase of member interest	(68)	—	—
Cumulative translation adjustment	(104)	(104)	(104)
Net loss	(56,161)	—	(56,161)

Total comprehensive loss	—	—	(56,265)

Member’s equity at December 31, 2008	$141,669	$(158)	$99,522

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(67,983)	$29,172	$39,493
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,291	5,461	4,660
Amortization:
Customer relationships	4,467	4,466	4,466
Deferred financing costs	1,532	1,540	1,498
Display cabinets	7,096	6,703	5,575
Impairment of goodwill and other intangible assets	73,938	—	—
Provision for uncollectible accounts receivable	2,144	1,636	841
Provision for obsolete and excess inventory	591	638	199
Provision for warranty claims	3,279	3,577	4,480
Accreted interest on senior notes	7,228	10,060	9,145
Stock compensation expense	229	1,185	1,090
Gain on involuntary asset disposal (fire)	—	(442)	—
Loss (gain) on disposal of assets	(1)	234	30
Change in operating assets and liabilities:
Trade accounts receivable	6,139	7,246	424
Inventories	2,750	(2,613)	2,123
Prepaid expenses	317	(241)	35
Other assets	17	83	(196)
Accounts payable and accrued liabilities	(5,691)	(5,837)	(3,437)

Net cash provided by operating activities	42,343	62,868	70,426

Cash flows from investing activities:
Proceeds from sale of property and equipment	70	26	97
Insurance proceeds from involuntary asset disposal (fire)	—	496	—
Purchase of property, plant and equipment	(3,047)	(6,945)	(6,659)
Additions to display cabinets	(4,091)	(7,774)	(6,138)

Net cash used in investing activities	(7,068)	(14,197)	(12,700)

Cash flows from financing activities:
Payment of financing costs	—	—	(758)
Book overdrafts payable	—	—	(1,666)
Payment on term loans to former equity holders	(1,959)	(1,960)	—
Repurchase of senior subordinated notes	—	(2,000)	—
Proceeds from issuance of member interests	—	562	1,900
Repurchase of members’ interests	(68)	(1,966)	(2,355)
Distributions to members	(2,336)	(18,730)	(51,812)

Net cash used in financing activities	(4,363)	(24,094)	(54,691)

Effect of exchange rates on cash	85	(96)	(40)

Net increase in cash	30,997	24,481	2,995

Cash, beginning of the period	28,409	3,928	933

Cash, end of period	$59,406	$28,409	$3,928

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,375	$14,475	$14,184

Supplemental disclosure of non-cash transactions:
Members’ interest issue for consideration other than cash	$1,532	$—	$—
Members’ interest repurchase for consideration other than cash	$—	$—	$5,878

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(56,161)	$40,115	$49,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	6,291	5,461	4,660
Amortization:
Customer relationships	4,467	4,466	4,466
Deferred financing costs	1,063	1,111	1,108
Display cabinets	7,096	6,703	5,575
Impairment of goodwill and other intangible assets	73,938	—	—
Provision for uncollectible accounts receivable	2,144	1,636	841
Provision for obsolete and excess inventory	591	638	199
Provision for warranty claims	3,279	3,577	4,480
Stock compensation expense	229	1,185	1,090
Gain on involuntary asset disposal (fire)	—	(442)	—
Loss on disposal of assets	(1)	234	30
Change in operating assets and liabilities:
Trade accounts receivable	6,139	7,246	424
Inventories	2,750	(2,613)	2,123
Prepaid expenses	317	(241)	35
Other assets	17	83	(196)
Accounts payable and accrued liabilities	(9,558)	(5,837)	(3,437)

Net cash provided by operating activities	42,601	63,322	70,565

Cash flows from investing activities:
Proceeds from sale of property and equipment	70	26	97
Insurance proceeds from involuntary asset disposal (fire)	—	496	—
Purchase of property, plant and equipment	(3,047)	(6,945)	(6,659)
Additions to display cabinets	(4,091)	(7,774)	(6,138)

Net cash used in investing activities	(7,068)	(14,197)	(12,700)

Cash flows from financing activities:
Payment of financing costs	—	—	(758)
Book overdrafts payable	—	—	(1,666)
Repurchase of senior subordinated notes	—	(2,000)	—
Proceeds from issuance of member interests	—	562	1,900
Repurchase of members interests	(68)	(1,966)	(2,355)
Distributions to member	(4,553)	(21,254)	(51,841)

Net cash used in financing activities	(4,621)	(24,658)	(54,720)

Effect of exchange rates on cash	85	(96)	(40)

Net increase in cash	30,997	24,371	3,105

Cash, beginning of the period	28,409	4,038	933

Cash, end of period	$59,406	$28,409	$4,038

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,250	$14,021	$14,045

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiary, Norcraft Intermediate Holdings, L.P., who has two wholly owned subsidiaries, Norcraft and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. Other than the foregoing debt obligations, related deferred issuance costs, and related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2008 or 2007. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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

The Company has aggregated its three significant operating segments into one reportable segment, based on similar products, production processes, types of customers, distribution methods and economic characteristics.

3.	Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having maturities when acquired of three months or less to be cash equivalents. A substantial portion of the Company’s cash is held by a single financial institution.

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. The Company’s largest customer accounted for approximately 16.6% and 11.8% in 2008 and 2007, respectively.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

The Company states inventory at the lower of cost or market with cost established using the first-in, first-out (FIFO) method. The Company makes provisions for estimated obsolete or excess inventories. These provisions are based on historical experience, market conditions and other assumptions and judgment by management. Estimated losses for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

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

Other Intangible Assets

Identifiable intangible assets consist of customer relationships. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years based on historical and expected customer attrition rates. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2008, 2007 and 2006 is included in selling, general and administrative expenses in the consolidated statements of income. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets and the estimated useful lives of its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone® are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values. The total fair value of brand names prior to impairment was $49.0 million. The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. A discount rate of 14.0% was used plus a premium of 1.0% based on the nature of the asset. During the fourth quarter of 2008, an impairment charge of $13.9 million was recognized for brand names.

Our significant reporting units for the purpose of performing the impairment analysis tests for goodwill consist of Mid Continent, UltraCraft and StarMark. For the purpose of performing the required impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

Our reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. Certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of our business relative to expected operating results, significant adverse economic and industry trends, and a decision to divest an individual business within a reporting unit.

Goodwill impairment is determined using a two-step process. The first step is to identify if a potential impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the process is not necessary. However, if the carrying amount of a reporting unit exceeds its fair value, the second step is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections generally assumed reductions in 2009 and a period of recovery beginning in 2010.

In evaluating the fair value of all our reporting units, we assumed revenue declines for 2009 from 2008 reflecting a continuation of weakness in the home-building and remodeling markets. We then assumed revenue in 2010 to begin to show recovery. We also assumed a discount rate of 14.0% and a perpetual growth rate of 2.0% reflecting the market conditions in the fourth quarter of 2008.

Our first step impairment analysis for 2008 indicated that the fair value of the Mid Continent and UltraCraft reporting units did not exceed their carrying values.

This impairment test and subsequent valuation resulted in a total impairment charge of $73.9 million in the fourth quarter of fiscal 2008. Of the total impairment charge, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names. A summary of impairment charges by reporting unit is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Beginning balance	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Ending balance	$21,000	$3,600	$10,500	$35,100	$38,596	$3,564	$46,261	$88,421

We may need to perform an impairment test prior to the fourth quarter of 2009, if revenues or results for any of these reporting units fall significantly below our estimates during 2009, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2008 change.

Deferred Financing Costs

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for each of the fiscal years 2008, 2007 and 2006 totaled approximately $1.5 million.

Norcraft’s amortization of such costs for each of the fiscal years 2008, 2007 and 2006 totaled approximately $1.1 million.

Future estimated aggregate amortization expense at December 31, 2008 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2009	$1,541	$1,063
2010	1,541	1,063
2011	1,172	694
2012	330	—

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

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer. Net sales represent gross sales less deductions taken for sales returns, freight charge backs and incentive rebate programs. These deductions are based on historical experience, market conditions and terms of the applicable marketing agreements with the customers.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Shipping and Handling Costs

The Company classifies freight chargeback billings to customers as a component of net sales in the statement of income and the related cost is included as a component of cost of sales.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Company consists of two limited partnerships, whereby income is allocated to its limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. While the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions, these amounts have historically been insignificant. The Company classifies taxes, interest and penalties as a component of other expense.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

4.	Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable for Holdings and Norcraft consists of the following:

	2008	2007
Trade accounts receivable	$20,557	$28,684
Less: allowance for uncollectible accounts	(2,022)	(1,862)

Trade accounts receivable, net	$18,535	$26,822

Inventories

Inventories for Holding and Norcraft consist of the following:

	2008	2007
Raw materials and supplies	$14,648	$15,442
Work in process	2,942	4,752
Finished goods	3,009	3,894

	$20,599	$24,088

Supplier Concentration

The Company purchased approximately 16.7%, 15.9% and 15.2% of its raw materials during 2008, 2007 and 2006, respectively, from its largest supplier.

Property, Plant and Equipment

Property, plant and equipment for Holdings and Norcraft consist of the following:

	2008	2007
Land	$2,872	$2,872
Buildings and improvements	23,849	23,657
Factory equipment	26,716	24,780
Vehicles	243	158
Office and data processing equipment	5,978	5,694
Construction in progress	451	804

	60,109	57,965
Less: accumulated depreciation	(24,480)	(18,487)

	$35,629	$39,478

Accrued expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2008	2007	2008	2007
Salaries, wages and employee benefits	$6,104	$7,594	$6,104	$7,594
Commissions, rebates and marketing programs	3,145	4,148	3,191	4,148
Worker’s compensation	2,510	2,448	2,464	2,448
Interest	6,055	2,300	2,220	2,300
Other, including product warranty accruals	2,454	3,789	2,454	3,789

	$20,268	$20,279	$16,433	$20,279

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Product Warranties

Product warranty activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	2008	2007	2006
Beginning balance	$776	$871	$843
Accruals for warranties—current	3,373	3,577	4,480
Settlements made during the period	(3,514)	(3,672)	(4,452)

Ending balance	$635	$776	$871

Product warranty is a component of the “Other” category in the accrued expenses table above.

5.	Income Taxes—Adoption of FIN 48

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"), which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Upon the adoption of FIN 48, the Company recorded a reserve for unrecognized state and local tax benefits totaling $0.4 million as an increase to other long-term liabilities, with a corresponding decrease to retained earnings. The transition adjustment included $0.2 million of interest and penalties, as of January 1, 2007. The Company’s accrual for these tax exposures was $0.5 million at December 31, 2008 and 2007.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6.	Long-term debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2008	2007	2008	2007
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000

Unsecured notes (due in 2009 with interest at 8.45%)	459	3,918	—	—

Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	118,000	118,000	—	—

Total debt	266,459	269,918	148,000	148,000

Less discount	—	7,228	—	—

Less current portion	459	1,959	—	—

Long-term debt	$266,000	$260,731	$148,000	$148,000

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Future maturities of long-term debt at December 31, 2008 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2009	$459	$—
2010	—	—
2011	148,000	148,000
2012	118,000	—

	$266,459	$148,000

Senior Credit Facility

Norcraft had a senior credit facility, as amended, with a syndicate of financial institution providing for up to $60 million in borrowings available through a revolving loan facility which would have matured on May 2, 2011 and had no scheduled amortization or commitment reductions. As noted in Note 15, on March 27, 2009, the Company elected to terminate the Amended and Restated Credit Agreement.

The senior credit facility contained covenants, which, among other things, limited: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the senior credit facility was secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contained certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. The Company was in compliance with these financial covenants at December 31, 2008.

In addition, the senior credit facility was guaranteed by Intermediate Holdings and collateralized assets (including Norcraft’s equity interests), as well as guaranteed by and collateralized by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The senior credit facility also contained customary events of default, and upon the occurrence of such events of default, the outstanding obligations may have been accelerated and become due and payable immediately.

Commitment fees were due quarterly at a rate of .375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2008 and 2007. Following the termination of the Amended and Restated Credit Facility, the Company collateralized the letter of credit obligations with approximately $5.6 million of cash.

We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt, including any indebtedness under the senior credit facility.

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

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% senior discount notes due 2012 (the “Senior Discount Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the Senior Discount Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9 3/4% per annum. The first cash interest payment was made on March 1, 2009. Holdings has no independent operating assets or liabilities other than its investment in its subsidiaries.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Holdings may redeem the Senior Discount Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest.

If Holdings experiences a change in control, it may be required to purchase the Senior Discount Notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions.

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of December 31, 2008, the aggregate debt of Holdings’ subsidiary (other than Norcraft Capital Corp., which has no additional debt) was $148.0 million.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007 and the second principal payment of $2.0 million was paid during September 2008. These notes accrue interest at 8.45%, which is payable quarterly. On December 31, 2008, Holdings converted the unpaid principal amount and accrued interest of an unsecured note of $1,532,279 into 1,298,541.398 Class A units of Holdings at a conversion price of $1.18 per unit.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,732	$—	$1,618	$—	$100,350	$—	$—	$100,350
Property, plant & equipment, net	30,982	—	4,647	—	35,629	—	—	35,629
Investments in subsidiary	(1,000)	—	—	1,000	—	141,669	(141,669)	—

Other assets	183,855	—	213	(6,798)	177,270	1,764	—	179,034

Total assets	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

Current liabilities	$22,441	$—	$680	$—	$23,121	$4,294	$—	$27,415

Long-term debt	148,000	—	6,798	(6,798)	148,000	118,000	—	266,000

Other liabilities	459	—	—	—	459	—	—	459
Members’ equity subject to put request	—	—	—	—	—	25,305	—	25,305

Members’ equity	141,669	—	(1,000)	1,000	141,669	(4,166)	(141,669)	(4,166)

Total liabilities & members’ equity	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

As of December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$79,986	$—	$1,472	$—	$81,458	$—	$—	$81,458
Property, plant & equipment, net	34,872	—	4,606	—	39,478	—	—	39,478
Investments in subsidiary	898	—	—	(898)	—	202,326	(202,326)	—

Other assets	264,378	—	212	(4,682)	259,908	2,233	—	262,141

Total assets	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

Current liabilities	$29,355	$—	$710	$—	$30,065	$1,959	$—	$32,024

Long-term debt	148,000	—	4,682	(4,682)	148,000	112,731	—	260,731

Other liabilities	453	—	—	—	453	—	—	453
Members’ equity subject to put request	—	—	—	—	—	42,331	—	42,331

Members’ equity	202,326	—	898	(898)	202,326	47,538	(202,326)	47,538

Total liabilities & members’ equity	$380,134	$—	$6,290	$(5,580)	$380,844	$204,559	$(202,326)	$383,077

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$330,603	$—	$6,327	$(5,382)	$331,548	$—	$—	$331,548

Cost of sales	232,748	—	7,061	(5,382)	234,427	—	—	234,427

Gross profit	97,855	—	(734)	—	97,121	—	—	97,121
Equity in earnings (losses) of subsidiary	(1,794)	—	—	1,794	—	(56,161)	56,161	—
Selling, general and administrative expenses	63,731	—	1,058	—	64,789	—	—	64,789
Impairment of goodwill and other intangible assets	73,938	—	—	—	73,938	—	—	73,938

Income (loss) from operations	(41,608)	—	(1,792)	1,794	(41,606)	(56,161)	56,161	(41,606)
Other expense (income):
Interest expense, net	13,341	—	—	—	13,341	11,353	—	24,694
Amortization of deferred financing costs	1,063	—	—	—	1,063	469	—	1,532

Other, net	149	—	2	—	151	—	—	151

Total other expense (income)	14,553	—	2	—	14,555	11,822	—	26,377

Net income (loss)	$(56,161)	$—	$(1,794)	$1,794	$(56,161)	$(67,983)	$56,161	$(67,983)

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$393,254	$—	$12,522	$(11,734)	$394,042	$—	$—	$394,042

Cost of sales	262,160	—	13,074	(11,734)	263,500	—	—	263,500

Gross profit	131,094	—	(552)	—	130,542	—	—	130,542
Equity in earnings (losses) of subsidiary	(989)	—	—	989	—	40,115	(40,115)	—
Selling, general and administrative expenses	75,603	—	409	—	76,012	—	—	76,012

Income (loss) from operations	54,502	—	(961)	989	54,530	40,115	(40,115)	54,530
Other expense (income):
Interest expense, net	13,098	—	6	—	13,104	10,514	—	23,618
Amortization of deferred financing costs	1,111	—	—	—	1,111	429	—	1,540

Other, net	178	—	22	—	200	—	—	200

Total other expense (income)	14,387	—	28	—	14,415	10,943	—	25,358

Net income (loss)	$40,115	$—	$(989)	$989	$40,115	$29,172	$(40,115)	$29,172

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING INCOME STATEMENTS

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$440,478	$—	$15,919	$(15,919)	$440,478	$—	$—	$440,478

Cost of sales	300,953	—	15,730	(15,919)	300,764	—	—	300,764

Gross profit	139,525	—	189	—	139,714	—	—	139,714
Equity in earnings (losses) of subsidiary	(288)	—	—	288	—	49,167	(49,167)	—
Selling, general and administrative expenses	75,465	—	454	—	75,919	—	—	75,919

Income (loss) from operations	63,772	—	(265)	288	63,795	49,167	(49,167)	63,795
Other expense (income):
Interest expense, net	13,372	—	(2)	—	13,370	9,284	—	22,654
Amortization of deferred financing costs	1,108	—	—	—	1,108	390	—	1,498

Other, net	125	—	25	—	150	—	—	150

Total other expense (income)	14,605	—	23	—	14,628	9,674	—	24,302

Net income (loss)	$49,167	$—	$(288)	$288	$49,167	$39,493	$(49,167)	$39,493

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$44,086	$—	$(1,485)	$—	$42,601	$4,363	$(4,621)	$42,343
Cash flows provided by (used in) investing activities	(8,417)	—	(767)	2,116	(7,068)	—	—	(7,068)
Cash flows provided by (used in) financing activities	(4,621)	—	2,116	(2,116)	(4,621)	(4,363)	4,621	(4,363)
Effect of exchange rates on cash	—	—	85	—	85	—	—	85

Net increase (decrease) in cash	31,048	—	(51)	—	30,997	—	—	30,997
Cash, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash, end of period	$59,366	$—	$40	$—	$59,406	$—	$—	$59,406

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$62,800	$—	$522	$—	$63,322	$24,204	$(24,658)	$62,868
Cash flows provided by (used in) investing activities	(13,717)	—	(877)	397	(14,197)	—	—	(14,197)
Cash flows provided by (used in) financing activities	(24,658)	—	397	(397)	(24,658)	(24,094)	24,658	(24,094)
Effect of exchange rates on cash	—	—	(96)	—	(96)	—	—	(96)

Net increase (decrease) in cash	24,425	—	(54)	—	24,371	110	—	24,481
Cash, beginning of period	3,893	—	145	—	4,038	(110)	—	3,928

Cash, end of period	$28,318	$—	$91	$—	$28,409	$—	$—	$28,409

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2006

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$70,375	$—	$190	$—	$70,565	$52,157	$(52,296)	$70,426
Cash flows provided by (used in) investing activities	(12,616)	—	(468)	384	(12,700)	—	—	(12,700)
Cash flows provided by (used in) financing activities	(54,720)	—	384	(384)	(54,720)	(52,267)	52,296	(54,691)
Effect of exchange rates on cash	—	—	(40)	—	(40)	—	—	(40)

Net increase (decrease) in cash	3,039	—	66	—	3,105	(110)	—	2,995
Cash, beginning of period	854	—	79	—	933	—	—	933

Cash, end of period	$3,893	$—	$145	$—	$4,038	$(110)	$—	$3,928

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

7.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2008 and 2007. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$148,000	$125,800	$148,000	$150,220
9.75% Senior Discount Notes	118,000	87,910	110,772	99,695

	Norcraft Companies, L.P.
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
9.00% Senior Subordinated Notes	$148,000	$125,800	$148,000	$150,220

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

8.	Members’ Equity

Holdings:

At December 31, 2008 and 2007, there were 134,173,458 and 132,906,332 Class A units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the limited partnership agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The limited partnership agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2008 and 2007, there were 1,251,682 Class B units issued and outstanding. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.

Norcraft:

All of Norcraft’s member units are owned by Holdings.

Management Incentive Plan

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period (time based vesting) and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years (probability based vesting). Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with SFAS No. 123R, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 97,391 incentive Class D units during the year ended December 31, 2008; the cumulative fair value of which was determined to be de minimus.

Compensation expense related to Class D units was $0.2 million, $0.6 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level. Prior to the adoption of SFAS No. 123R, compensation expense related to Class D units would have been $0.7 million for the year ended December 31, 2006. As such the impact of adopting SFAS No. 123R was to increase 2006 compensation expense by $0.4 million.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2008	2007	2006
Weighted-average fair value of Class D units granted	$0.45	$0.74	$0.82
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.59%	3.74%	4.69%
Volatility	41.0%	32.9%	34.5%
Expected lives	4.80	5.00	4.92

A summary of Class D unit activity under the Plan is as follows:

	2008		2007		2006
	Units	Weighted-Average Exercise Price (1)	Units	Weighted-Average Exercise Price (1)	Units	Weighted-Average Exercise Price (1)
Beginning balance	5,129,311	$0.83	4,743,047	$0.64	4,386,217	$0.45
Granted	97,391	$1.18	929,445	$1.36	2,994,210	$1.92
Exercised	(15,464)	$2.27	(230,205)	$1.15	—	$—
Forfeited/Expired	(369,915)	$2.21	(312,976)	$1.63	(713,828)	$0.31

Ending balance	4,841,323	$0.73	5,129,311	$0.83	6,666,599	$0.95

Exercisable balance	4,294,240	$0.59	3,903,798	$0.63	2,833,561	$0.55

(1)	Price-per-share amounts shown are adjusted to reflect the effect of modifications of exercise price in 2006 resulting from member distributions.

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2008 were $3.3 million and $2.9 million, respectively.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing the Senior Discount Notes and Senior Subordinated Notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2008, 2007 and 2006, there were 21.5 million, 20.2 million and 20.7 million units subject to the put request, respectively.

The fair market value of a unit is estimated by dividing the current equity value of the Company by the number of vested units outstanding. The equity value of the Company is based on the earnings multiple used in the Acquisition times trailing twelve months’ EBITDA plus net cash and liability positions.

9.	Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan were $1.2 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

10.	Related Party Transactions

The Company has agreements with affiliates of two of its majority limited partners, Apax Partners, L.P. and Trimaran Fund Management, L.L.C., to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2008, 2007 and 2006.

11.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.8 million, $2.9 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2008 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008, are as follows:

Year Ending December 31,	Amount
2009	$2,492
2010	1,457
2011	858
2012	319
2013	133

$5,259

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

13.	Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$87,631	$93,218	$84,020	$66,679
Cost of sales	62,985	64,863	58,884	47,695

Gross profit	24,646	28,355	25,136	18,984
Selling, general and administrative expenses	17,347	16,831	15,076	15,535
Impairment of goodwill and other intangible assets	—	—	—	73,938

Income (loss) from operations	7,299	11,524	10,060	(70,489)
Other expense (income):
Interest expense, net	6,015	6,272	6,097	6,310
Amortization of deferred financing costs	380	382	385	385
Other, net	30	30	63	28

	6,425	6,684	6,545	6,723

Net income (loss)	$874	$4,840	$3,515	$(77,212)

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net sales	$87,631	$93,218	$84,020	$66,679
Cost of sales	62,985	64,863	58,884	47,695

Gross profit	24,646	28,355	25,136	18,984
Selling, general and administrative expenses	17,347	16,831	15,076	15,535
Impairment of goodwill and other intangible assets	—	—	—	73,938

Income (loss) from operations	7,299	11,524	10,060	(70,489)
Other expense (income):
Interest expense, net	3,275	3,447	3,227	3,392
Amortization of deferred financing costs	266	265	266	266
Other, net	30	30	63	28

	3,571	3,742	3,556	3,686

Net income (loss)	$3,728	$7,782	$6,504	$(74,175)

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

14.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 established a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. We adopted SFAS 157 effective January 1, 2008.

Included as a component of cash and cash equivalents is a money market account which we have classified within Level 1 of the fair level hierarchy. At December 31, 2008, our money market account, measured on a recurring basis, is carried at a fair value of $45.9 million. The implementation of SFAS 157 did not have any impact on our consolidated financial position or results of operations for the year ended December 31, 2008.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) including an Amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is optional and is effective for financial statements issued for fiscal years beginning after January 1, 2008. The Company has chosen not to adopt the fair value provisions of SFAS No. 159 at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The adoption of SFAS No. 161 is effective January 1, 2009 and the Company does not anticipate that this pronouncement will have a significant effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective sixty days following the Securities and Exchange Commission’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.’” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

15.	Subsequent Events

On March 27, 2009, the Company elected to terminate the Amended and Restated Credit Agreement. While the Company expects that its current available cash balances are sufficient to provide adequate liquidity for the foreseeable future, it is evaluating other borrowing and credit facilities.

Related to the termination of the Amended and Restated Credit Agreement, the Company will expense approximately $0.8 million of unamortized deferred financing costs.

We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. Recently, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2008
Allowance for uncollectible accounts	$1,862	$2,144	$(1,984)	$2,022
Inventory allowance for obsolescence	1,908	591	(295)	2,204

2007
Allowance for uncollectible accounts	$1,094	$1,636	$(868)	$1,862
Inventory allowance for obsolescence	1,579	638	(309)	1,908

2006
Allowance for uncollectible accounts	$1,220	$841	$(967)	$1,094
Inventory allowance for obsolescence	1,485	199	(105)	1,579

S-1

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007).

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4 % Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4 % Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

4.5	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA (incorporated by reference to Exhibit 4.5 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

4.6	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer (incorporated by reference to Exhibit 4.6 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as issuing Bank, Administrative Agent and Collateral Agent and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on May 8, 2006).

10.2	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.3	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

E-1

Exhibit	Description
10.4	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.5	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.6	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.7	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.8	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.9	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.10	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.12	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.13	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.18	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.19	Employment Letter, dated March 9, 2006, from Norcraft Companies, L.P. to David Romeo (incorporated by reference to Exhibit 10.20 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.20	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

E-2

Exhibit	Description
10.22 *	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-3