Form 10-K/A
period 2008-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2009-04-17
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

This Form 10-K/A is a combined annual report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us” and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on April 15, 2009 (the “Original Filing”), solely to correct a typographical error contained in the Norcraft Holdings, L.P. balance sheet regarding the Company’s Members’ equity. The previously reported amount of Members’ equity for 2008 was (9,166) and the correct amount was (4,166).

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing.

PART II

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1 and the related supplementary data is set forth on page S-1, in each case, to this Amendment.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: April 17, 2009	Date: April 17, 2009
Signing on behalf of the Registrants and as principal officer	Signing on behalf of the Registrants and as principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 17th day of April 2009.

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

42

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
	2008	2007	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$59,406	$28,409	$59,406	$28,409
Trade accounts receivable, net	18,535	26,822	18,535	26,822
Inventories	20,599	24,088	20,599	24,088
Prepaid expenses	1,810	2,139	1,810	2,139

Total current assets	100,350	81,458	100,350	81,458

Property, plant and equipment, net	35,629	39,478	35,629	39,478

Other assets:
Goodwill	88,421	148,459	88,421	148,459
Customer relationships, net	43,798	48,265	43,798	48,265
Brand names	35,100	49,000	35,100	49,000
Deferred financing costs, net	4,584	6,116	2,820	3,883
Display cabinets, net	7,069	10,074	7,069	10,074
Other	62	227	62	227

Total other assets	179,034	262,141	177,270	259,908

Total assets	$315,013	$383,077	$313,249	$380,844

LIABILITIES AND MEMBERS' EQUITY

Current liabilities:
Current portion of long-term debt	$459	$1,959	$—	$—
Accounts payable	6,688	9,786	6,688	9,786
Accrued expenses	20,268	20,279	16,433	20,279

Total current liabilities	27,415	32,024	23,121	30,065

Long-term debt	266,000	260,731	148,000	148,000
Other liabilities	459	453	459	453

Commitments and contingencies

Members’ equity subject to put request	25,305	42,331	—	—

Members’ equity	(4,166)	47,538	141,669	202,326

Total liabilities and members’ equity	$315,013	$383,077	$313,249	$380,844

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

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2008
Allowance for uncollectible accounts	$1,862	$2,144	$(1,984)	$2,022
Inventory allowance for obsolescence	1,908	591	(295)	2,204

2007
Allowance for uncollectible accounts	$1,094	$1,636	$(868)	$1,862
Inventory allowance for obsolescence	1,579	638	(309)	1,908

2006
Allowance for uncollectible accounts	$1,220	$841	$(967)	$1,094
Inventory allowance for obsolescence	1,485	199	(105)	1,579

S-1

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007).

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4 % Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4 % Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

4.5	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA (incorporated by reference to Exhibit 4.5 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

4.6	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer (incorporated by reference to Exhibit 4.6 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as issuing Bank, Administrative Agent and Collateral Agent and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on May 8, 2006).

10.2	Credit Agreement dated as of October 21, 2003, among Norcraft Companies, L.P., (as successor in interest to Norcraft Holdings, L.P.) the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC as Swingline Lender and UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on August 3, 2004).

10.3	Amendment No. 1 to Credit Agreement, dated as of August 17, 2004, to the Credit Agreement, dated as of October 21, 2003 among Norcraft Companies, L.P., Norcraft Holdings, L.P., the other Guarantors party thereto and the Lenders party thereto, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent and UBS Securities LLC, as Bookmanager and Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, CIT Lending Services Corporation, as Documentation Agent and UBS Loan Finance LLC, as Swingline Lender, is entered into by and among the Borrower and the several Lenders that have executed a signature page thereto (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

E-1

Exhibit	Description
10.4	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.5	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.6	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.7	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

10.8	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.9	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.10	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.12	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.13	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.18	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.19	Employment Letter, dated March 9, 2006, from Norcraft Companies, L.P. to David Romeo (incorporated by reference to Exhibit 10.20 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.20	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

E-2

Exhibit	Description
10.22	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.22 previously filed with Norcraft Companies, L.P.’s original Form 10-K filed on April 15, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-3