Form 10-Q
period 2009-03-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2009-05-15
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Norcraft Holdings, L.P.                                Norcraft Companies, L.P.

This combined Form 10-Q is separately filed by Norcraft Holdings, L.P. and Norcraft Companies, L.P. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$53,765	$59,406	$53,765	$59,406
Restricted cash	5,618	—	5,618	—
Trade accounts receivable, net	19,807	18,535	19,807	18,535
Inventories	20,346	20,599	20,346	20,599
Prepaid expenses	1,393	1,810	1,393	1,810

Total current assets	100,929	100,350	100,929	100,350

Property, plant and equipment, net	34,657	35,629	34,657	35,629

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Customer relationships, net	42,681	43,798	42,681	43,798
Brand names	35,100	35,100	35,100	35,100
Deferred financing costs, net	3,402	4,584	1,758	2,820
Display cabinets, net	6,336	7,069	6,336	7,069
Other	74	62	74	62

Total other assets	176,014	179,034	174,370	177,270

Total assets	$311,600	$315,013	$309,956	$313,249

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$459	$459	$—	$—
Accounts payable	6,782	6,688	6,782	6,688
Accrued expenses	20,996	20,268	20,037	16,433

Total current liabilities	28,237	27,415	26,819	23,121

Long-term debt	266,000	266,000	148,000	148,000
Other liabilities	469	459	469	459

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	19,620	25,305	—	—

Members’ equity (deficit)	(2,726)	(4,166)	134,668	141,669

Total liabilities and members’ equity (deficit)	$311,600	$315,013	$309,956	$313,249

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Net sales	$61,296	$87,631	$61,296	$87,631

Cost of sales	45,323	62,985	45,323	62,985

Gross profit	15,973	24,646	15,973	24,646

Selling, general and administrative expenses	12,692	17,347	12,692	17,347

Income from operations	3,281	7,299	3,281	7,299

Other expense (income):
Interest expense, net	6,353	6,015	3,467	3,275
Amortization of deferred financing costs	1,182	380	1,062	266
Other, net	39	30	39	30

Total other expense (income)	7,574	6,425	4,568	3,571

Net income (loss)	$(4,293)	$874	$(1,287)	$3,728

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income (Loss)

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity (deficit) at December 31, 2008	$(4,166)	$(158)
Stock compensation expense	55
Accretion on members’ interest subject to put request	5,685
Cumulative translation adjustment	(7)	(7)	(7)
Net loss	(4,293)		(4,293)

Total comprehensive loss			$(4,300)

Members’ equity (deficit) at March 31, 2009	$(2,726)	$(165)

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity (deficit) at December 31, 2008	$141,669	$(158)
Stock compensation expense	55
Distribution to member	(5,762)
Cumulative translation adjustment	(7)	(7)	(7)
Net loss	(1,287)		(1,287)

Total comprehensive loss			$(1,294)

Member’s equity (deficit) at March 31, 2009	$134,668	$(165)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,293)	$874	$(1,287)	$3,728
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment:	1,432	1,551	1,432	1,551
Amortization:
Customer relationships	1,117	1,117	1,117	1,117
Deferred financing costs	1,182	380	1,062	266
Display cabinets	1,425	1,717	1,425	1,717
Provision for uncollectible accounts receivable	282	358	282	358
Provision for obsolete and excess inventory	293	152	293	152
Provision for warranty claims	515	900	515	900
Accreted interest on senior notes	—	2,657	—	—
Stock compensation expense	55	298	55	298
Gain on disposal of assets	(6)	—	(6)	—
Change in operating assets and liabilities:
Trade accounts receivable	(1,575)	(3,674)	(1,575)	(3,674)
Inventories	(61)	(630)	(61)	(630)
Prepaid expenses	417	25	417	25
Other assets	(12)	148	(12)	148
Accounts payable and accrued expenses	499	3,870	3,375	3,870

Net cash provided by operating activities	1,270	9,743	7,032	9,826

Cash flows from investing activities:
Proceeds from sale of property and equipment	8	—	8	—
Purchase of property, plant and equipment	(596)	(1,219)	(596)	(1,219)
Additions to display cabinets	(692)	(1,338)	(692)	(1,338)

Net cash used in investing activities	(1,280)	(2,557)	(1,280)	(2,557)

Cash flows from financing activities:
Transfer to restricted cash	(5,618)	—	(5,618)	—
Repurchase of members’ interests	—	(68)	—	(68)
Distributions to members	—	—	(5,762)	(83)

Net cash used in financing activities	(5,618)	(68)	(11,380)	(151)

Effect of exchange rates on cash	(13)	(1)	(13)	(1)

Net increase (decrease) in cash and cash equivalents	(5,641)	7,117	(5,641)	7,117

Cash and cash equivalents, beginning of the period	59,406	28,409	59,406	28,409

Cash and cash equivalents, end of period	$53,765	$35,526	$53,765	$35,526

See notes to consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings and Norcraft are collectively referred to as the “Company.”

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. Other than the foregoing debt obligations, related deferred issuance costs, related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2009 and 2008 and for the three months ended March 31, 2009 and 2008 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Restricted Cash

Approximately $5.6 million of cash has restricted availability because it is used to collateralize approximately $5.4 million in outstanding letters of credit.

3.	Trade Accounts Receivable

Trade accounts receivable for Holdings and Norcraft consists of the following:

	March 31, 2009	December 31, 2008
Trade accounts receivable	$21,025	$20,557
Less: Allowance for uncollectible accounts	(1,218)	(2,022)

Trade accounts receivable, net	$19,807	$18,535

4.	Inventories

Inventories for Holdings and Norcraft consist of the following:

	March 31, 2009	December 31, 2008
Raw materials and supplies	$14,389	$14,648
Work in process	2,976	2,942
Finished goods	2,981	3,009

	$20,346	$20,599

5.	Intangible Assets

Amortizable intangible assets consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(24,319)	$67,000	$(23,202)
Deferred financing costs	16,386	(12,984)	16,386	(11,802)

Total	$83,386	$(37,303)	$83,386	$(35,004)

	Norcraft Companies, L.P.
	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(24,319)	$67,000	$(23,202)
Deferred financing costs	12,853	(11,095)	12,853	(10,033)

Total	$79,853	$(35,414)	$79,853	$(33,235)

Intangible assets not subject to amortization for Holdings and Norcraft consist of the following:

	March 31, 2009	December 31, 2008
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

6.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2009	December 31, 2008
Salaries, wages and employee benefits	$6,855	$6,104
Commissions, rebates and marketing programs	3,001	3,145
Workers’ compensation	2,351	2,510
Interest	6,509	6,055
Other, including product warranty accruals	2,280	2,454

	$20,996	$20,268

	Norcraft Companies, L.P.
	March 31, 2009	December 31, 2008
Salaries, wages and employee benefits	$6,855	$6,104
Commissions, rebates and marketing programs	3,001	3,145
Workers’ compensation	2,351	2,510
Interest	5,550	2,220
Other, including product warranty accruals	2,280	2,454

	$20,037	$16,433

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	March 31, 2009	March 31, 2008
Beginning Balance – December 31	$635	$776
Accruals for warranties	515	900
Settlements made during the period	(583)	(978)

Ending Balance – March 31	$567	$698

Product warranty accrual is a component of the “Other” category in the accrued expenses tables above.

7.	Stock-Based Compensation

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period (time-based vesting) and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years (probability-based vesting). Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the fair value on the date of grant of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with SFAS No. 123R, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three months ended March 31, 2009.

Compensation expense related to Class D units was $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended March 31, 2009
	Units	Weighted-Average Exercise Price
Beginning balance	4,841,323	$0.73
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	—	$—

Ending balance	4,841,323	$0.73

Exercisable balance	4,294,240	$0.59

The intrinsic values of the issued Class D units and exercisable Class D units at March 31, 2009 were $2.5 million and $2.4 million, respectively.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000
Unsecured notes (due in 2009 with interest at 8.45%)	459	459	—	—
Senior discount notes payable (due in 2012 with interest payable at 9.75%)	118,000	118,000	—	—

Total debt	266,459	266,459	148,000	148,000
Less current portion	459	459	—	—

Long term debt	$266,000	$266,000	$148,000	$148,000

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

Senior Credit Facility

Norcraft had a senior credit facility, as amended, with a syndicate of financial institutions providing for up to $60 million in borrowings available through a revolving loan facility which would have matured on May 2, 2011 and had no scheduled amortization or commitment reductions. On March 27, 2009, Norcraft elected to terminate this senior credit facility.

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

In addition, the senior credit facility was guaranteed by Norcraft Intermediate Holdings and collateralized by its assets (including Norcraft’s equity interests), as well as guaranteed by and collateralized by the equity interests and substantially all of the assets of Norcraft’s subsidiaries.

The senior credit facility also contained customary events of default, and upon the occurrence of such events of default, the outstanding obligations could have been accelerated and become due and payable immediately.

Commitment fees were due quarterly at a rate of 0.375% of any unused commitments.

Approximately $5.4 million of letters of credit were outstanding at December 31, 2008. Following the termination of the senior credit facility, the Company collateralized the letter of credit obligations with approximately $5.6 million of restricted cash.

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

Norcraft has the option to redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its Senior Subordinated Notes at a purchase price of $2.0 million plus accrued interest of $55,000.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of March 31, 2009, the aggregate debt of Holdings’ subsidiary (other than Norcraft Capital Corp., which has no additional debt) was $148.0 million.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. As of March 31, 2009, Norcraft had $53.8 million of cash and cash equivalents. Shortly thereafter, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 results in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restricts the amount of cash that Norcraft may distribute to Holdings and its equity holders. The Company currently anticipates that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on acceptable terms or at all.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007 and the second principal payment of $2.0 million was paid during September 2008. On December 31, 2008, Holdings converted the unpaid principal amount and accrued interest of one of the unsecured notes for $1,532,279 into 1,298,541.398 Class A units of Holdings at a conversion price of $1.18 per unit. The remaining note accrues interest at 8.45%, which is payable quarterly.

The following represents certain condensed consolidating financial information as of March 31, 2009 and December 31, 2008 and for the periods ended March 31, 2009 and 2008 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. The issuers of the Senior Subordinated Notes are Norcraft Companies, L.P and Norcraft Finance Corp. and the issuers of the Senior Discount Notes are Norcraft Holdings, L.P and Norcraft Capital Corp. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,475	$—	$2,454	$—	$100,929	$—	$—	$100,929
Property, plant & equipment, net	30,109	—	4,548	—	34,657	—	—	34,657
Investments in subsidiary	(1,340)	—	—	1,340	—	134,668	(134,668)	—
Other assets	181,942	—	213	(7,785)	174,370	1,644	—	176,014

Total assets	$309,186	$—	$7,215	$(6,445)	$309,956	$136,312	$(134,668)	$311,600

Current liabilities	$26,049	$—	$770	$—	$26,819	$1,418	$—	$28,237
Long-term debt	148,000	—	7,785	(7,785)	148,000	118,000	—	266,000
Other liabilities	469	—	—	—	469	—	—	469
Members’ equity subject to put request	—	—	—	—	—	19,620	—	19,620
Members’ equity (deficit)	134,668	—	(1,340)	1,340	134,668	(2,726)	(134,668)	(2,726)

Total liabilities & members’ equity (deficit)	$309,186	$—	$7,215	$(6,445)	$309,956	$136,312	$(134,668)	$311,600

As of December 31, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,732	$—	$1,618	$—	$100,350	$—	$—	$100,350
Property, plant & equipment, net	30,982	—	4,647	—	35,629	—	—	35,629
Investments in subsidiary	(1,000)	—	—	1,000	—	141,669	(141,669)	—
Other assets	183,855	—	213	(6,798)	177,270	1,764	—	179,034

Total assets	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

Current liabilities	$22,441	$—	$680	$—	$23,121	$4,294	$—	$27,415
Long-term debt	148,000	—	6,798	(6,798)	148,000	118,000	—	266,000
Other liabilities	459	—	—	—	459	—	—	459
Members’ equity subject to put request	—	—	—	—	—	25,305	—	25,305
Members’ equity (deficit)	141,669	—	(1,000)	1,000	141,669	(4,166)	(141,669)	(4,166)

Total liabilities & members’ equity (deficit)	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended March 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$60,090	$—	$2,079	$(873)	$61,296	$—	$—	$61,296
Cost of sales	44,113	—	2,083	(873)	45,323	—	—	45,323

Gross profit	15,977	—	(4)	—	15,973	—	—	15,973
Equity in earnings (losses) of subsidiary	(333)	—	—	333	—	(1,287)	1,287	—
Selling, general and administrative expenses	12,363	—	329	—	12,692	—	—	12,692

Income (loss) from operations	3,281	—	(333)	333	3,281	(1,287)	1,287	3,281
Other expense (income):

Interest expense, net	3,465	—	2	—	3,467	2,886	—	6,353
Amortization of deferred financing costs	1,062	—	—	—	1,062	120	—	1,182

Other, net	41	—	(2)	—	39	—	—	39

Total other expense, net	4,568	—	—	—	4,568	3,006	—	7,574

Net income (loss)	$(1,287)	$—	$(333)	$333	$(1,287)	$(4,293)	$1,287	$(4,293)

For the Three Months Ended March 31, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$86,731	$—	$1,832	$(932)	$87,631	$—	$—	$87,631
Cost of sales	61,762	—	2,155	(932)	62,985	—	—	62,985

Gross profit	24,969	—	(323)	—	24,646	—	—	24,646
Equity in earnings (losses) of subsidiary	(492)	—	—	492	—	3,728	(3,728)	—
Selling, general and administrative expenses	17,178	—	169	—	17,347	—	—	17,347

Income (loss) from operations	7,299	—	(492)	492	7,299	3,728	(3,728)	7,299
Other expense (income):

Interest expense, net	3,275	—	—	—	3,275	2,740	—	6,015
Amortization of deferred financing costs	266	—	—	—	266	114	—	380

Other, net	30	—	—	—	30	—	—	30

Total other expense, net	3,571	—	—	—	3,571	2,854	—	6,425

Net income (loss)	$3,728	$—	$(492)	$492	$3,728	$874	$(3,728)	$874

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$7,743	$—	$(711)	$—	$7,032	$—	$(5,762)	$1,270
Cash flows provided by (used in) investing activities	(2,199)	—	(68)	987	(1,280)	—	—	(1,280)
Cash flows provided by (used in) financing activities	(11,380)	—	987	(987)	(11,380)	—	5,762	(5,618)
Effect of exchange rates on cash	—	—	(13)	—	(13)	—	—	(13)

Net increase (decrease) in cash and cash equivalents	(5,836)	—	195	—	(5,641)	—	—	(5,641)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$53,530	$—	$235	$—	$53,765	$—	$—	$53,765

For the Three Months Ended March 31, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$10,374	$—	$(548)	$—	$9,826	$68	$(151)	$9,743
Cash flows provided by (used in) investing activities	(3,159)	—	(107)	709	(2,557)	—	—	(2,557)
Cash flows provided by (used in) financing activities	(151)	—	709	(709)	(151)	(68)	151	(68)
Effect of exchange rates on Cash	—	—	(1)	—	(1)	—	—	(1)

Net increase (decrease) in cash and cash equivalents	7,064	—	53	—	7,117	—	—	7,117
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$35,382	$—	$144	$—	$35,526	$—	$—	$35,526

(1) Co-issuers

9.	Accounting Changes

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not expect the adoption of FSP FAS 157-4 to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material effect on its consolidated financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2008 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Holdings together with Norcraft.

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the United States. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets. Our cabinets are manufactured in both framed and full access construction. We market our products through six brands: Mid Continent Cabinetry, Norcraft Cabinetry, UltraCraft, StarMark, Fieldstone and Brookwood. The Mid Continent and Norcraft brands correspond to the Mid Continent division, while the UltraCraft brand corresponds to that division and the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division.

As discussed below, during the three months ended March 31, 2009, we continued to experience a slow-down in the number of incoming orders due to the industry-wide contraction in the U.S. housing market. Additionally, the contraction in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.		Norcraft Companies, L.P
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.9%	71.9%	73.9%	71.9%

Gross profit	26.1%	28.1%	26.1%	28.1%
Selling, general and administrative expenses	20.7%	19.8%	20.7%	19.8%

Income from operations	5.4%	8.3%	5.4%	8.3%

Interest expense, net	10.4%	6.9%	5.7%	3.7%
Amortization of deferred financing costs	1.9%	0.4%	1.7%	0.3%
Other, net	0.1%	0.0%	0.1%	0.0%

Net income (loss)	(7.0)%	1.0%	(2.1)%	4.3%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net Sales. Net sales decreased by $26.3 million, or 30.1%, from $87.6 million for the three months ended March 31, 2008 to $61.3 million for the same period of 2009. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions.

Cost of Sales. Cost of sales decreased by $17.7 million, or 28.0%, from $63.0 million for the three months ended March 31, 2008 to $45.3 million for same period of 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 71.9% for the three months ended March 31, 2008 to 73.9% for the same period of 2009.

Gross Profit. Gross profit decreased by $8.6 million, or 35.2%, from $24.6 million for the three months ended March 31, 2008 to $16.0 million for the same period of 2009. Gross profit as a percentage of net sales decreased from 28.1% for the three months ended March 31, 2008 to 26.1% for the same period of 2009. Gross profit margin was negatively impacted primarily by lost leverage on reduced sales volume and fixed manufacturing costs. Additionally, aggressive sales incentives and pricing in response to the slow-down in our market also reduced gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.6 million, or 26.8%, from $17.3 million for the three months ended March 31, 2008 to $12.7 million for the same period of 2009. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 19.8% for the three months ended March 31, 2008 to 20.7% for the same period of 2009.

Income from Operations. Income from operations decreased by $4.0 million, or 55.0%, from $7.3 million for the three months ended March 31, 2008 compared to $3.3 million for the same period of 2009. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 8.3% for the three months ended March 31, 2008 to 5.4% for the same period of 2009.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $1.2 million, or 17.9%, from $6.4 million for the three months ended March 31, 2008 to $7.6 million for the same period of 2009. Interest expense increased $0.4 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $266.5 million and $264.0 million during the three months ended March 31, 2009 and 2008, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges increased $0.8 million related to the termination of the Amended and our senior secured credit facility. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 7.3% for the three months ended March 31, 2008 to 12.4% for the same period of 2009.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $1.0 million, or 27.9%, from $3.6 million for the three months ended March 31, 2008 to $4.6 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 4.0% for the three months ended March 31, 2008 to 7.5% for the same period of 2009.

Net Income (Loss). Holdings’ net income (loss) decreased by $5.2 million from $0.9 million for the three months ended March 31, 2008 compared to a loss of $4.3 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings decreased from 1.0% for the three months ended March 31, 2008 to (7.0)% for the same period of 2009.

Norcraft’s net income (loss) decreased $5.0 million from $3.7 million for the three months ended March 31, 2008 compared to a loss of $1.3 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Norcraft decreased from 4.3% for the three months ended March 31, 2008 to (2.1)% for the same period of 2009.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under our senior credit facility.

Cash provided by operating activities of Holdings was $1.3 million for the three months ended March 31, 2009, compared with $9.7 million for the same period of 2008, a decrease of $8.4 million. The decrease was primarily due to a decrease in net income of $5.2 million as discussed above and $2.7 million less accreted interest borrowings on senior notes through March 31, 2009 compared to March 31, 2008.

Cash provided by operating activities of Norcraft was $7.0 million for the three months ended March 31, 2009, compared with $9.8 million for the same period of 2008, a decrease of $2.8 million. The decrease was primarily due to a decrease in net income of $5.0 million as discussed above.

Cash used in investing activities was $1.3 million for the three months ended March 31, 2009, compared with $2.6 million for the same period of 2008, a decrease of $1.3 million. Capital expenditures were $0.6 million for the three months ended March 31, 2009, compared with $1.2 million for the same period of 2008, a decrease of $0.6 million. Also, additions to display cabinets were $0.7 million for the three months ended March 31, 2009, compared with $1.3 million for the same period of 2008, a decrease of $0.6 million.

Cash used in financing activities of Holdings was $5.6 million for the three months ended March 31, 2009, compared with $0.1 million used in the same period of 2008, an increase of $5.5 million. This increase was mostly due to a transfer to restricted cash of $5.6 million.

Cash used in financing activities of Norcraft was $11.4 million for the three months ended March 31, 2009, compared with $0.2 million used in the same period of 2008, an increase of $11.2 million. This increase was mostly due to distributions to members of $5.8 million and a transfer to restricted cash of $5.6 million.

Debt Structure

We have $266.5 million of outstanding debt, consisting of $148.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%), $118.0 million in Senior Discount Notes (due in 2012, with interest payable at 9.75%) and a $0.5 million Unsecured Note (due in 2009, with annual principal payments and quarterly interest payments of 8.45%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

Norcraft had an amended senior credit facility which contained covenants, which, among other things, limited: (i) additional indebtedness; (ii) dividends; (iii) capital expenditures and (iv) acquisitions, mergers and consolidations. Indebtedness under the amended senior credit facility was secured by substantially all of Norcraft’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The facility also contained certain financial covenants, including maximum leverage ratio, minimum interest coverage ratio and minimum fixed charge coverage ratio. On March 27, 2009, we elected to terminate the senior secured credit facility.

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

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. As of March 31, 2009, Norcraft had $53.8 million of cash and cash equivalents. Shortly thereafter, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described above will result in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restrict the amount of cash that Norcraft may distribute to Holdings and its equity holders. We currently anticipate that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

The Company had a $60.0 million revolving credit facility which had a variable rate of interest and had the potential to expose the Company to fluctuations in the interest rate market. On March 27, 2009, the Company elected to terminate this facility.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and also for the purpose of ensuring that material information required to be in the reports is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: May 15, 2009	Date: May 15, 2009
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer