Form 10-Q
period 2009-06-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2009-08-14
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact name of registrants as specified in their charters)

Delaware Delaware	75-3132727 36-4231718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$54,421	$59,406	$44,421	$59,406
Restricted cash	5,618	—	5,618	—
Trade accounts receivable, net	19,310	18,535	19,310	18,535
Inventories	20,154	20,599	20,154	20,599
Prepaid expenses	1,413	1,810	1,413	1,810

Total current assets	100,916	100,350	90,916	100,350

Property, plant and equipment, net	33,856	35,629	33,856	35,629

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Customer relationships, net	41,565	43,798	41,565	43,798
Brand names	35,100	35,100	35,100	35,100
Deferred financing costs, net	3,112	4,584	1,587	2,820
Display cabinets, net	6,000	7,069	6,000	7,069
Other	74	62	74	62

Total other assets	174,272	179,034	172,747	177,270

Total assets	$309,044	$315,013	$297,519	$313,249

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$459	$459	$—	$—
Accounts payable	7,341	6,688	7,341	6,688
Accrued expenses	19,384	20,268	15,549	16,433

Total current liabilities	27,184	27,415	22,890	23,121

Long-term debt	266,000	266,000	148,000	148,000
Other liabilities	486	459	486	459

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	12,599	25,305	—	—

Members’ equity (deficit)	2,775	(4,166)	126,143	141,669

Total liabilities and members’ equity (deficit)	$309,044	$315,013	$297,519	$313,249

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$60,909	$93,218	$122,205	$180,849
Cost of sales	43,445	64,863	88,768	127,848

Gross profit	17,464	28,355	33,437	53,001
Selling, general and administrative expenses	12,473	16,831	25,165	34,178

Income from operations	4,991	11,524	8,272	18,823
Other expense:
Interest expense, net	6,309	6,272	12,662	12,287
Amortization of deferred financing costs	290	382	1,472	762
Other, net	29	30	68	60

Total other expense	6,628	6,684	14,202	13,109

Net income (loss)	$(1,637)	$4,840	$(5,930)	$5,714

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$60,909	$93,218	$122,205	$180,849
Cost of sales	43,445	64,863	88,768	127,848

Gross profit	17,464	28,355	33,437	53,001
Selling, general and administrative expenses	12,473	16,831	25,165	34,178

Income from operations	4,991	11,524	8,272	18,823
Other expense:
Interest expense, net	3,423	3,447	6,890	6,722
Amortization of deferred financing costs	171	265	1,233	531
Other, net	29	30	68	60

Total other expense	3,623	3,742	8,191	7,313

Net income	$1,368	$7,782	$81	$11,510

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income (Loss)

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Members’ equity (deficit) at December 31, 2008	$(4,166)	$(158)

Stock compensation expense	78

Accretion on members’ interest subject to put request	12,706

Contribution from member	4

Foreign currency translation adjustment	83	83	83

Net loss	(5,930)		(5,930)

Total comprehensive loss			$(5,847)

Members’ equity (deficit) at June 30, 2009	$2,775	$(75)

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity (deficit) at December 31, 2008	$141,669	$(158)

Stock compensation expense	78

Distribution to member	(15,768)

Foreign currency translation adjustment	83	83	83

Net income	81		81

Total comprehensive income			$164

Member’s equity (deficit) at June 30, 2009	$126,143	$(75)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,930)	$5,714	$81	$11,510
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,878	3,127	2,878	3,127
Amortization:
Customer relationships	2,233	2,234	2,233	2,234
Deferred financing costs	1,472	762	1,233	531
Display cabinets	2,820	3,491	2,820	3,491
Provision for uncollectible accounts receivable	520	1,911	520	1,911
Provision for obsolete and excess inventory	544	212	544	212
Provision for warranty claims	1,045	1,838	1,045	1,838
Accreted interest on senior notes	—	5,400	—	—
Stock compensation expense	78	596	78	596
Loss on disposal of assets	113	1	113	1
Change in operating assets and liabilities:
Trade accounts receivable	(1,170)	(6,248)	(1,170)	(6,248)
Inventories	(48)	(484)	(48)	(484)
Prepaid expenses	399	14	399	14
Other assets	(12)	150	(12)	150
Accounts payable and accrued expenses	(1,196)	(2,597)	(1,196)	(2,597)

Net cash provided by operating activities	3,746	16,121	9,518	16,286

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	2	9	2
Purchase of property, plant and equipment	(1,362)	(1,785)	(1,362)	(1,785)
Additions to display cabinets	(1,751)	(2,605)	(1,751)	(2,605)

Net cash used in investing activities	(3,104)	(4,388)	(3,104)	(4,388)

Cash flows from financing activities:
Transfer to restricted cash	(5,618)	—	(5,618)	—
Repurchase of members’ interests	—	(68)	—	(68)
Contributions from (distributions to) members	4	(2,230)	(15,768)	(2,395)

Net cash used in financing activities	(5,614)	(2,298)	(21,386)	(2,463)

Effect of exchange rates on cash	(13)	6	(13)	6

Net increase (decrease) in cash and cash equivalents	(4,985)	9,441	(14,985)	9,441

Cash and cash equivalents, beginning of the period	59,406	28,409	59,406	28,409

Cash and cash equivalents, end of period	$54,421	$37,850	$44,421	$37,850

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. On April 3, 2009, as described in Note 8 below, Norcraft distributed $10.0 million to Holdings to enable it to make future cash interest payments on these notes. Other than the foregoing debt obligations, cash, related deferred issuance costs, related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2009 and 2008 and for the three and six months ended June 30, 2009 and 2008 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date.

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

2.	Restricted Cash

Approximately $5.6 million of cash has restricted availability because it is used to collateralize approximately $5.4 million in outstanding letters of credit.

3.	Trade Accounts Receivable

Trade accounts receivable for Holdings and Norcraft consists of the following:

	June 30, 2009	December 31, 2008
Trade accounts receivable	$20,476	$20,557
Less: Allowance for uncollectible accounts	(1,166)	(2,022)

Trade accounts receivable, net	$19,310	$18,535

4.	Inventories

Inventories for Holdings and Norcraft consist of the following:

	June 30, 2009	December 31, 2008
Raw materials and supplies	$13,383	$14,648
Work in process	2,814	2,942
Finished goods	3,957	3,009

	$20,154	$20,599

5.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(25,435)	$67,000	$(23,202)
Deferred financing costs	16,386	(13,274)	16,386	(11,802)

Total	$83,386	$(38,709)	$83,386	$(35,004)

	Norcraft Companies, L.P.
	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(25,435)	$67,000	$(23,202)
Deferred financing costs	12,853	(11,266)	12,853	(10,033)

Total	$79,853	$(36,701)	$79,853	$(33,235)

Intangible assets not subject to amortization for Holdings and Norcraft consist of the following:

	June 30, 2009	December 31, 2008
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

6.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2009	December 31, 2008
Salaries, wages and employee benefits	$5,796	$6,104
Commissions, rebates and marketing programs	2,339	3,145
Workers’ compensation	2,514	2,510
Interest	6,058	6,055
Other, including product warranty accruals	2,677	2,454

	$19,384	$20,268

	Norcraft Companies, L.P.
	June 30, 2009	December 31, 2008
Salaries, wages and employee benefits	$5,796	$6,104
Commissions, rebates and marketing programs	2,339	3,145
Workers’ compensation	2,514	2,510
Interest	2,223	2,220
Other, including product warranty accruals	2,677	2,454

	$15,549	$16,433

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	June 30, 2009	June 30, 2008
Beginning Balance – December 31	$635	$776
Accruals for warranties	1,045	1,838
Claims paid	(1,135)	(1,925)

Ending Balance – June 30	$545	$689

Product warranty accrual is a component of the “Other” category in the accrued expenses tables above.

7.	Stock-Based Compensation

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company. Under the terms of the Plan, the Class D units generally begin to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period (time-based vesting) and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years (probability-based vesting). Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the fair value on the date of grant of Holdings’ Class A units. The fair value of Holdings’ Class A units is determined based on a formula with various inputs which are designed to estimate the fair market value of the Company divided by the number of units outstanding.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Statement of Financial Accounting Standards No. 123(R), the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three or six months ended June 30, 2009.

Compensation expense related to Class D units was $0.02 million for both the three and six months ended June 30, 2009, and $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2009
	Units	Weighted-Average Exercise Price
Beginning balance	4,841,323	$0.73
Granted	—	$—
Exercised	—	$—
Forfeited/Expired	(114,103)	$2.22

Ending balance	4,727,220	$0.69

Exercisable balance	4,221,824	$0.56

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2009 were $1.5 million.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Senior subordinated notes (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000
Unsecured notes (due in 2009 with interest at 8.45%)	459	459	—	—
Senior discount notes (due in 2012 with interest payable at 9.75%)	118,000	118,000	—	—

Total debt	266,459	266,459	148,000	148,000
Less current portion	459	459	—	—

Long term debt	$266,000	$266,000	$148,000	$148,000

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of June 30, 2009, the aggregate debt of Holdings’ subsidiary (other than Norcraft Capital Corp., which has no additional debt) was $148.0 million.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. On April 3, 2009, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 results in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restricts the amount of cash that Norcraft may distribute to Holdings and its equity holders. The Company currently anticipates that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on acceptable terms or at all.

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

The following represents certain condensed consolidating financial information as of June 30, 2009 and December 31, 2008 and for the periods ended June 30, 2009 and 2008 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. The issuers of the Senior Subordinated Notes are Norcraft Companies, L.P and Norcraft Finance Corp. and the issuers of the Senior Discount Notes are Norcraft Holdings, L.P and Norcraft Capital Corp. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$87,595	$—	$3,321	$—	$90,916	$10,000	$—	$100,916
Property, plant & equipment, net	29,157	—	4,699	—	33,856	—	—	33,856
Investments in subsidiary	(1,420)	—	—	1,420	—	126,143	(126,143)	—
Other assets	180,827	—	213	(8,293)	172,747	1,525	—	174,272

Total assets	$296,159	$—	$8,233	$(6,873)	$297,519	$137,668	$(126,143)	$309,044

Current liabilities	$21,530	$—	$1,360	$—	$22,890	$4,294	$—	$27,184
Long-term debt	148,000	—	8,293	(8,293)	148,000	118,000	—	266,000
Other liabilities	486	—	—	—	486	—	—	486
Members’ equity subject to put request	—	—	—	—	—	12,599	—	12,599
Members’ equity (deficit)	126,143	—	(1,420)	1,420	126,143	2,775	(126,143)	2,775

Total liabilities & members’ equity (deficit)	$296,159	$—	$8,233	$(6,873)	$297,519	$137,668	$(126,143)	$309,044

As of December 31, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,732	$—	$1,618	$—	$100,350	$—	$—	$100,350
Property, plant & equipment, net	30,982	—	4,647	—	35,629	—	—	35,629
Investments in subsidiary	(1,000)	—	—	1,000	—	141,669	(141,669)	—
Other assets	183,855	—	213	(6,798)	177,270	1,764	—	179,034

Total assets	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

Current liabilities	$22,441	$—	$680	$—	$23,121	$4,294	$—	$27,415
Long-term debt	148,000	—	6,798	(6,798)	148,000	118,000	—	266,000
Other liabilities	459	—	—	—	459	—	—	459
Members’ equity subject to put request	—	—	—	—	—	25,305	—	25,305
Members’ equity (deficit)	141,669	—	(1,000)	1,000	141,669	(4,166)	(141,669)	(4,166)

Total liabilities & members’ equity (deficit)	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$58,536	$—	$3,134	$(761)	$60,909	$—	$—	$60,909
Cost of sales	41,313	—	2,893	(761)	43,445	—	—	43,445

Gross profit	17,223	—	241	—	17,464	—	—	17,464
Equity in earnings (losses) of subsidiary	(170)	—	—	170	—	1,368	(1,368)	—
Selling, general and administrative expenses	12,066	—	407	—	12,473	—	—	12,473

Income (loss) from operations	4,987	—	(166)	170	4,991	1,368	(1,368)	4,991
Other expense (income):
Interest expense, net	3,419	—	4	—	3,423	2,886	—	6,309
Amortization of deferred financing costs	171	—	—	—	171	119	—	290
Other, net	29	—	—	—	29	—	—	29

Total other expense, net	3,619	—	4	—	3,623	3,005	—	6,628

Net income (loss)	$1,368	$—	$(170)	$170	$1,368	$(1,637)	$(1,368)	$(1,637)

For the Three Months Ended June 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$92,187	$—	$1,325	$(294)	$93,218	$—	$—	$93,218
Cost of sales	63,617	—	1,540	(294)	64,863	—	—	64,863

Gross profit	28,570	—	(215)	—	28,355	—	—	28,355
Equity in earnings (losses) of subsidiary	(454)	—	—	454	—	7,782	(7,782)	—
Selling, general and administrative expenses	16,592	—	239	—	16,831	—	—	16,831

Income (loss) from operations	11,524	—	(454)	454	11,524	7,782	(7,782)	11,524
Other expense (income):
Interest expense, net	3,447	—	—	—	3,447	2,825	—	6,272
Amortization of deferred financing costs	265	—	—	—	265	117	—	382
Other, net	30	—	—	—	30	—	—	30

Total other expense, net	3,742	—	—	—	3,742	2,942	—	6,684

Net income (loss)	$7,782	$—	$(454)	$454	$7,782	$4,840	$(7,782)	$4,840

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Six Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$118,626	$—	$5,213	$(1,634)	$122,205	$—	$—	$122,205
Cost of sales	85,426	—	4,976	(1,634)	88,768	—	—	88,768

Gross profit	33,200	—	237	—	33,437	—	—	33,437
Equity in earnings (losses) of subsidiary	(503)	—	—	503	—	81	(81)	—
Selling, general and administrative expenses	24,429	—	736	—	25,165	—	—	25,165

Income (loss) from operations	8,268	—	(499)	503	8,272	81	(81)	8,272
Other expense (income):
Interest expense, net	6,884	—	6	—	6,890	5,772	—	12,662
Amortization of deferred financing costs	1,233	—	—	—	1,233	239	—	1,472
Other, net	70	—	(2)	—	68	—	—	68

Total other expense, net	8,187	—	4	—	8,191	6,011	—	14,202

Net income (loss)	$81	$—	$(503)	$503	$81	$(5,930)	$(81)	$(5,930)

For the Six Months Ended June 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$178,918	$—	$3,157	$(1,226)	$180,849	$—	$—	$180,849
Cost of sales	125,379	—	3,695	(1,226)	127,848	—	—	127,848

Gross profit	53,539	—	(538)	—	53,001	—	—	53,001
Equity in earnings (losses) of subsidiary	(946)	—	—	946	—	11,510	(11,510)	—
Selling, general and administrative expenses	33,770	—	408	—	34,178	—	—	34,178

Income (loss) from operations	18,823	—	(946)	946	18,823	11,510	(11,510)	18,823
Other expense (income):
Interest expense, net	6,722	—	—	—	6,722	5,565	—	12,287
Amortization of deferred financing costs	531	—	—	—	531	231	—	762
Other, net	60	—	—	—	60	—	—	60

Total other expense, net	7,313	—	—	—	7,313	5,796	—	13,109

Net income (loss)	$11,510	$—	$(946)	$946	$11,510	$5,714	$(11,510)	$5,714

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$10,347	$—	$(829)	$—	$9,518	$9,996	$(15,768)	$3,746
Cash flows provided by (used in) investing activities	(4,154)	—	(445)	1,495	(3,104)	—	—	(3,104)
Cash flows provided by (used in) financing activities	(21,386)	—	1,495	(1,495)	(21,386)	4	15,768	(5,614)
Effect of exchange rates on cash	—	—	(13)	—	(13)	—	—	(13)

Net increase (decrease) in cash and cash equivalents	(15,193)	—	208	—	(14,985)	10,000	—	(4,985)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$44,173	$—	$248	$—	$44,421	$10,000	$—	$54,421

For the Six Months Ended June 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$17,142	$—	$(856)	$—	$16,286	$2,298	$(2,463)	$16,121
Cash flows provided by (used in) investing activities	(5,413)	—	(223)	1,248	(4,388)	—	—	(4,388)
Cash flows provided by (used in) financing activities	(2,463)	—	1,248	(1,248)	(2,463)	(2,298)	2,463	(2,298)
Effect of exchange rates on cash	—	—	6	—	6	—	—	6

Net increase (decrease) in cash and cash equivalents	9,266	—	175	—	9,441	—	—	9,441
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$37,584	$—	$266	$—	$37,850	$—	$—	$37,850

(1)	Co-issuers

9.	Accounting Changes

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS165 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification is intended to be the source of authoritative U.S. generally accepted accounting principles (GAAP) and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is intended to provide greater clarity to investors about the credit and noncredit component of an Other-Than-Temporary Impairment event and to more effectively communicate when an Other-Than-Temporary Impairment event has occurred. The FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s consolidated financial statements.

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

As discussed below, during the three and six months ended June 30, 2009, we continued to experience a slow-down in the number of incoming orders due to the industry-wide contraction in the U.S. housing market and the general economic slow-down. Additionally, the contraction in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3%	69.6%	72.6%	70.7%

Gross profit	28.7%	30.4%	27.4%	29.3%
Selling, general and administrative expenses	20.5%	18.1%	20.6%	18.9%

Income from operations	8.2%	12.3%	6.8%	10.4%

Interest expense, net	10.4%	6.7%	10.4%	6.8%
Amortization of deferred financing costs	0.5%	0.4%	1.2%	0.4%
Other, net	0.0%	0.0%	0.1%	0.0%

Net income (loss)	(2.7)%	5.2%	(4.9)%	3.2%

	Norcraft Companies, L.P
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3%	69.6%	72.6%	70.7%

Gross profit	28.7%	30.4%	27.4%	29.3%
Selling, general and administrative expenses	20.5%	18.1%	20.6%	18.9%

Income from operations	8.2%	12.3%	6.8%	10.4%

Interest expense, net	5.6%	3.7%	5.6%	3.7%
Amortization of deferred financing costs	0.3%	0.3%	1.0%	0.3%
Other, net	0.0%	0.0%	0.1%	0.0%

Net income	2.3%	8.3%	0.1%	6.4%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Net Sales. Net sales decreased by $32.3 million, or 34.7%, from $93.2 million for the three months ended June 30, 2008 to $60.9 million for the same period of 2009. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market and general economic slow-down, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions, with Mid Continent making up just over half of the overall decrease in net sales, StarMark making up just over a quarter and UltraCraft making up the remainder.

Cost of Sales. Cost of sales decreased by $21.5 million, or 33.0%, from $64.9 million for the three months ended June 30, 2008 to $43.4 million for same period of 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 69.6% for the three months ended June 30, 2008 to 71.3% for the same period of 2009.

Gross Profit. Gross profit decreased by $10.8 million, or 38.4%, from $28.3 million for the three months ended June 30, 2008 to $17.5 million for the same period of 2009. Gross profit as a percentage of net sales decreased from 30.4% for the three months ended June 30, 2008 to 28.7% for the same period of 2009. Gross profit margin was negatively impacted primarily by lost leverage on reduced sales volume and fixed manufacturing costs. Additionally, aggressive sales incentives and pricing in response to the slow-down in our market and the general economy also reduced gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4.3 million, or 25.9%, from $16.8 million for the three months ended June 30, 2008 to $12.5 million for the same period of 2009. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 18.1% for the three months ended June 30, 2008 to 20.5% for the same period of 2009.

Income from Operations. Income from operations decreased by $6.5 million, or 56.7%, from $11.5 million for the three months ended June 30, 2008 compared to $5.0 million for the same period of 2009. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 12.3% for the three months ended June 30, 2008 to 8.2% for the same period of 2009.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses decreased by $0.1 million, or 0.8%, from $6.7 million for the three months ended June 30, 2008 to $6.6 million for the same period of 2009. Interest expense was flat for the three months ended June 30, 2008 compared to the three months ended June 30, 2009. The average debt balance was $266.5 million and $266.7 million during the three months ended June 30, 2009 and 2008, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased by $0.1 million from $0.4 million for the three months ended June 30, 2008 to $0.3 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 7.1% for the three months ended June 30, 2008 to 10.9% for the same period of 2009.

Interest, amortization of deferred financing fees and other expenses decreased for Norcraft by $0.1 million, or 3.2%, from $3.7 million for the three months ended June 30, 2008 to $3.6 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 4.0% for the three months ended June 30, 2008 to 5.9% for the same period of 2009.

Net Income (Loss). Holdings’ net income (loss) decreased by $6.4 million from $4.8 million for the three months ended June 30, 2008 compared to a loss of $1.6 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings decreased from 5.2% for the three months ended June 30, 2008 to (2.7)% for the same period of 2009.

Norcraft’s net income decreased $6.4 million from $7.8 million for the three months ended June 30, 2008 compared to $1.4 million for the same period of 2009, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 8.3% for the three months ended June 30, 2008 to 2.3% for the same period of 2009.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Net Sales. Net sales decreased by $58.6 million, or 32.4%, from $180.8 million for the six months ended June 30, 2008 to $122.2 million for the same period of 2009. The decrease in sales is primarily caused by the current industry-wide slow-down in the U.S. housing market and general economic slow-down, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions, with Mid Continent making up just over half of the overall decrease in net sales, StarMark making up just over a quarter and UltraCraft making up the remainder.

Cost of Sales. Cost of sales decreased by $39.0 million, or 30.6%, from $127.8 million for the six months ended June 30, 2008 to $88.8 million for same period of 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 70.7% for the six months ended June 30, 2008 to 72.6% for the same period of 2009.

Gross Profit. Gross profit decreased by $19.6 million, or 36.9%, from $53.0 million for the six months ended June 30, 2008 to $33.4 million for the same period of 2009. Gross profit as a percentage of net sales decreased from 29.3% for the six months ended June 30, 2008 to 27.4% for the same period of 2009. Gross profit margin was negatively impacted primarily by lost leverage on reduced sales volume and fixed manufacturing costs. Additionally, aggressive sales incentives and pricing in response to the slow-down in our market and the general economy also reduced gross profit margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $9.1 million, or 26.4%, from $34.2 million for the six months ended June 30, 2008 to $25.1 million for the same period of 2009. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 18.9% for the six months ended June 30, 2008 to 20.6% for the same period of 2009.

Income from Operations. Income from operations decreased by $10.5 million, or 56.1%, from $18.8 million for the six months ended June 30, 2008 compared to $8.3 million for the same period of 2009. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 10.4% for the six months ended June 30, 2008 to 6.8% for the same period of 2009.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $1.1 million, or 8.3%, from $13.1 million for the six months ended June 30, 2008 to $14.2 million for the same period of 2009. Interest expense increased $0.4 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $266.5 million and $265.4 million during the six months ended June 30, 2009 and 2008, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges increased $0.7 million related to the termination of the Amended and our senior secured credit facility. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 7.2% for the six months ended June 30, 2008 to 11.7% for the same period of 2009.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $0.9 million, or 12.0%, from $7.3 million for the six months ended June 30, 2008 to $8.2 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 4.0% for the six months ended June 30, 2008 to 6.7% for the same period of 2009.

Net Income (Loss). Holdings’ net income (loss) decreased by $11.6 million from $5.7 million for the six months ended June 30, 2008 compared to a loss of $5.9 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings decreased from 3.2% for the six months ended June 30, 2008 to (4.9)% for the same period of 2009.

Norcraft’s net income decreased $11.4 million from $11.5 million for the six months ended June 30, 2008 compared to $0.1 million for the same period of 2009, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 6.4% for the six months ended June 30, 2008 to 0.1% for the same period of 2009.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow.

Cash provided by operating activities of Holdings was $3.7 million for the six months ended June 30, 2009, compared with $16.1 million for the same period of 2008, a decrease of $12.4 million. The decrease was primarily due to a decrease in net income (loss) of $11.6 million as discussed above and $5.4 million less accreted interest borrowings on senior notes through June 30, 2009 compared to June 30, 2008, offset by a change in cash used by operating assets of $5.7 million.

Cash provided by operating activities of Norcraft was $9.5 million for the six months ended June 30, 2009, compared with $16.3 million for the same period of 2008, a decrease of $6.8 million. The decrease was primarily due to a decrease in net income (loss) of $11.4 million as discussed above, offset by a change in cash used by operating assets of $5.7 million.

Cash used in investing activities was $3.1 million for the six months ended June 30, 2009, compared with $4.4 million for the same period of 2008, a decrease of $1.3 million. Capital expenditures were $1.4 million for the six months ended June 30, 2009, compared with $1.8 million for the same period of 2008, a decrease of $0.4 million. Also, additions to display cabinets were $1.7 million for the six months ended June 30, 2009, compared with $2.6 million for the same period of 2008, a decrease of $0.9 million.

Cash used in financing activities of Holdings was $5.6 million for the six months ended June 30, 2009, compared with $2.3 million used in the same period of 2008, an increase of $3.3 million. This increase was mostly due to a transfer to restricted cash of $5.6 million, offset by lower distributions to members of $2.2 million.

Cash used in financing activities of Norcraft was $21.4 million for the six months ended June 30, 2009, compared with $2.5 million used in the same period of 2008, an increase of $18.9 million. This increase was mostly due to distributions to members of $13.4 million and a transfer to restricted cash of $5.6 million.

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

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2009, the Company was in compliance with these requirements.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. On April 3, 2009, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described above will result in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restrict the amount of cash that Norcraft may distribute to Holdings and its equity holders. We currently anticipate that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount

Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

We continually explore various sources of liquidity to ensure financing flexibility, including issuing new or refinancing existing debt, and raising equity through private or public offerings. We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

Critical Accounting Polices

In our Annual Report on Form 10-K for the year ended December 31, 2008, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under SFAS 142 to quantify the amount of impairment of goodwill and other intangible assets. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names. Based on updated assessments, the Company has determined that there are no impairments to be recorded during the second quarter ended June 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and also for the purpose of ensuring that material information required to be in the reports is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 14, 2009	Date: August 14, 2009
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer