Form 10-Q
period 2009-09-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2009-11-09
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$59,356	$59,406	$55,108	$59,406
Restricted cash	5,618	—	5,618	—
Trade accounts receivable, net	20,825	18,535	20,825	18,535
Inventories	18,248	20,599	18,248	20,599
Prepaid expenses	995	1,810	995	1,810

Total current assets	105,042	100,350	100,794	100,350

Property, plant and equipment, net	32,839	35,629	32,839	35,629

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Customer relationships, net	40,448	43,798	40,448	43,798
Brand names	35,100	35,100	35,100	35,100
Deferred financing costs, net	2,823	4,584	1,418	2,820
Display cabinets, net	5,785	7,069	5,785	7,069
Other	66	62	66	62

Total other assets	172,643	179,034	171,238	177,270

Total assets	$310,524	$315,013	$304,871	$313,249

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$459	$—	$—
Accounts payable	7,036	6,688	7,036	6,688
Accrued expenses	19,778	20,268	18,819	16,433

Total current liabilities	26,814	27,415	25,855	23,121

Long-term debt	266,000	266,000	148,000	148,000
Other liabilities	496	459	496	459

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	9,637	25,305	—	—

Members’ equity (deficit)	7,577	(4,166)	130,520	141,669

Total liabilities and members’ equity (deficit)	$310,524	$315,013	$304,871	$313,249

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$64,672	$84,020	$186,877	$264,869
Cost of sales	44,387	58,884	133,155	186,732

Gross profit	20,285	25,136	53,722	78,137
Selling, general and administrative expenses	11,940	15,076	37,105	49,254

Income from operations	8,345	10,060	16,617	28,883
Other expense:
Interest expense, net	6,315	6,097	18,977	18,384
Amortization of deferred financing costs	289	385	1,761	1,147
Other, net	28	63	96	123

Total other expense	6,632	6,545	20,834	19,654

Net income (loss)	$1,713	$3,515	$(4,217)	$9,229

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$64,672	$84,020	$186,877	$264,869
Cost of sales	44,387	58,884	133,155	186,732

Gross profit	20,285	25,136	53,722	78,137
Selling, general and administrative expenses	11,940	15,076	37,105	49,254

Income from operations	8,345	10,060	16,617	28,883
Other expense:
Interest expense, net	3,429	3,227	10,319	9,949
Amortization of deferred financing costs	169	266	1,402	797
Other, net	28	63	96	123

Total other expense	3,626	3,556	11,817	10,869

Net income	$4,719	$6,504	$4,800	$18,014

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income (Loss)

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)

Members’ equity (deficit) at December 31, 2008	$(4,166)	$(158)

Stock compensation expense	117

Accretion on members’ interest subject to put request	15,668

Contribution from member	4

Foreign currency translation adjustment	171	171	171

Net loss	(4,217)		(4,217)

Total comprehensive loss			$(4,046)

Members’ equity at September 30, 2009	$7,577	$13

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Accumulated other comprehensive income (loss)	Total comprehensive income (loss)
Member’s equity (deficit) at December 31, 2008	$141,669	$(158)

Stock compensation expense	117

Distribution to member	(16,237)

Foreign currency translation adjustment	171	171	171

Net income	4,800		4,800

Total comprehensive income			$4,971

Member’s equity at September 30, 2009	$130,520	$13

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,217)	$9,229	$4,800	$18,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,330	4,714	4,330	4,714
Amortization:
Customer relationships	3,350	3,350	3,350	3,350
Deferred financing costs	1,761	1,147	1,402	797
Display cabinets	4,136	5,192	4,136	5,192
Provision for uncollectible accounts receivable	685	965	685	965
Provision for obsolete and excess inventory	878	234	878	234
Provision for warranty claims	1,567	2,604	1,567	2,604
Accreted interest on senior notes	—	7,228	—	—
Stock compensation expense	117	166	117	166
Loss on disposal of assets	118	14	118	14
Change in operating assets and liabilities:
Trade accounts receivable	(2,778)	(83)	(2,778)	(83)
Inventories	1,530	1,011	1,530	1,011
Prepaid expenses	819	491	819	491
Other assets	(4)	(118)	(4)	(118)
Accounts payable and accrued expenses	(1,642)	753	1,234	(206)

Net cash provided by operating activities	10,650	36,897	22,184	37,145

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	5	9	5
Purchase of property, plant and equipment	(1,810)	(2,421)	(1,810)	(2,421)
Additions to display cabinets	(2,852)	(3,382)	(2,852)	(3,382)

Net cash used in investing activities	(4,653)	(5,798)	(4,653)	(5,798)

Cash flows from financing activities:
Transfer to restricted cash	(5,618)	—	(5,618)	—
Payments on term loans to former equity holders	(459)	(1,959)	—	—
Repurchase of members’ interests	—	(68)	—	(68)
Contributions from (distributions to) members	4	(2,336)	(16,237)	(4,543)

Net cash used in financing activities	(6,073)	(4,363)	(21,855)	(4,611)

Effect of exchange rates on cash	26	(26)	26	(26)

Net increase (decrease) in cash and cash equivalents	(50)	26,710	(4,298)	26,710

Cash and cash equivalents, beginning of the period	59,406	28,409	59,406	28,409

Cash and cash equivalents, end of period	$59,356	$55,119	$55,108	$55,119

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. On April 3, 2009, as described in Note 8 below, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on these notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for these notes out of the $10.0 million. Other than the foregoing debt obligations, cash, related deferred issuance costs, related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2009 and 2008 and for the three and nine months ended September 30, 2009 and 2008 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Restricted Cash

Approximately $5.6 million of cash has restricted availability because it is used to collateralize approximately $5.4 million in outstanding letters of credit.

3.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$21,927	$20,557
Less: Allowance for uncollectible accounts	(1,102)	(2,022)

Trade accounts receivable, net	$20,825	$18,535

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Raw materials and supplies	$12,135	$14,648
Work in process	2,678	2,942
Finished goods	3,435	3,009

	$18,248	$20,599

5.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(26,552)	$67,000	$(23,202)
Deferred financing costs	16,386	(13,563)	16,386	(11,802)

Total	$83,386	$(40,115)	$83,386	$(35,004)

	Norcraft Companies, L.P.
	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(26,552)	$67,000	$(23,202)
Deferred financing costs	12,853	(11,435)	12,853	(10,033)

Total	$79,853	$(37,987)	$79,853	$(33,235)

Intangible assets not subject to amortization consist of the following:

	September 30, 2009	December 31, 2008
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

6.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	September 30,	December 31,
	2009	2008

Salaries, wages and employee benefits	$5,575	$6,104
Commissions, rebates and marketing programs	2,614	3,145
Workers’ compensation	2,559	2,510
Interest	6,512	6,055
Other, including product warranty accruals	2,518	2,454

	$19,778	$20,268

	Norcraft Companies, L.P.
	September 30, 2009	December 31, 2008

Salaries, wages and employee benefits	$5,575	$6,104
Commissions, rebates and marketing programs	2,614	3,145
Workers’ compensation	2,559	2,510
Interest	5,553	2,220
Other, including product warranty accruals	2,518	2,454

	$18,819	$16,433

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	September 30,	September 30,
	2009	2008

Beginning Balance – December 31	$635	$776
Accruals for warranties	1,567	2,604
Claims paid	(1,656)	(2,735)

Ending Balance – September 30	$546	$645

Product warranty accrual is a component of the “Other” category in the accrued expenses tables above.

7.	Stock-Based Compensation

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

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (ASC) 718, Compensation – Stock Compensation, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three or nine months ended September 30, 2009.

Compensation expense related to Class D units was negligible for the three months ended September 30, 2009 and $0.1 million for the nine months ended September 30, 2009. This same compensation expense was ($0.4) million and $0.2 million for the three and nine months ended September 30, 2008, respectively. During the three months ended June 30, 2009, management determined that the likelihood of meeting performance based criteria in 2009 was not probable, and as such, reversed the related expense that had been recorded in 2009. During the three months ended September 30, 2008, management determined that the likelihood of meeting the performance based criteria in 2008 was not probable, and as such, reversed the related expense that had been recorded in 2008. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2009
	Units	Weighted-Average Exercise Price
Beginning balance	4,841,323	$0.73
Granted	—	$—
Exercised	—	$—
Forfeited/expired	(114,103)	$2.22

Ending balance	4,727,220	$0.69

Exercisable balance	4,221,824	$0.56

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2009 were $1.0 million.

8.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Senior subordinated notes (due in 2011 with semi-annual interest payments at 9%)	$148,000	$148,000	$148,000	$148,000
Unsecured notes (due in 2009 with interest at 8.45%)	—	459	—	—
Senior discount notes (due in 2012 with interest payable at 9.75%)	118,000	118,000	—	—

Total debt	266,000	266,459	148,000	148,000
Less current portion	—	459	—	—

Long term debt	$266,000	$266,000	$148,000	$148,000

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

Senior Secured Credit Facility

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

Senior Subordinated Notes

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150.0 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt.

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

Holdings Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% senior discount notes due 2012 (the “Senior Discount Notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the Senior Discount Notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the Senior Discount Notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9 3 /4% per annum. The first cash interest payment was made on March 1, 2009. Holdings has no independent operating assets or liabilities other than its investment in its subsidiaries.

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

The Senior Discount Notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. Holdings’ subsidiaries may not have sufficient funds or assets to permit payments to Holdings in amounts sufficient to permit Holdings to pay all or any portion of its indebtedness and other obligations, including its obligations on the Senior Discount Notes. As of September 30, 2009, the aggregate debt of Holdings’ subsidiary (other than Norcraft Capital Corp., which has no additional debt) was $148.0 million.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. On April 3, 2009, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for the Senior Discount Notes out of the $10.0 million. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 results in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restricts the amount of cash that Norcraft may distribute to Holdings and its equity holders. The Company currently anticipates that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on acceptable terms or at all.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes is payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007 and the second principal payment of $2.0 million was paid during September 2008. On December 31, 2008, Holdings converted the unpaid principal amount and accrued interest of one of the unsecured notes for $1,532,279 into 1,298,541.398 Class A units of Holdings at a conversion price of $1.18 per unit. The remaining note accrued interest at 8.45%, which was payable quarterly. On September 30, 2009, the final principal and interest payment was paid in the amount of approximately $0.5 million.

The following represents certain condensed consolidating financial information as of September 30, 2009 and December 31, 2008 and for the periods ended September 30, 2009 and 2008 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the Senior Subordinated Notes. The issuers of the Senior Subordinated Notes are Norcraft Companies, L.P and Norcraft Finance Corp. and the issuers of the Senior Discount Notes are Norcraft Holdings, L.P and Norcraft Capital Corp. In addition, the terms and conditions of the Senior Subordinated Notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$96,815	$—	$3,979	$—	$100,794	$4,248	$—	$105,042
Property, plant & equipment, net	28,233	—	4,606	—	32,839	—	—	32,839
Investments in subsidiary	(1,331)	—	—	1,331	—	130,520	(130,520)	—

Other assets	179,987	—	213	(8,962)	171,238	1,405	—	172,643

Total assets	$303,704	$—	$8,798	$(7,631)	$304,871	$136,173	$(130,520)	$310,524

Current liabilities	$24,688	$—	$1,167	$—	$25,855	$959	$—	$26,814
Long-term debt	148,000	—	8,962	(8,962)	148,000	118,000	—	266,000
Other liabilities	496	—	—	—	496	—	—	496
Members’ equity subject to put request	—	—	—	—	—	9,637	—	9,637
Members’ equity (deficit)	130,520	—	(1,331)	1,331	130,520	7,577	(130,520)	7,577

Total liabilities & members’ equity (deficit)	$303,704	$—	$8,798	$(7,631)	$304,871	$136,173	$(130,520)	$310,524

As of December 31, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,732	$—	$1,618	$—	$100,350	$—	$—	$100,350
Property, plant & equipment, net	30,982	—	4,647	—	35,629	—	—	35,629
Investments in subsidiary	(1,000)	—	—	1,000	—	141,669	(141,669)	—

Other assets	183,855	—	213	(6,798)	177,270	1,764	—	179,034

Total assets	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

Current liabilities	$22,441	$—	$680	$—	$23,121	$4,294	$—	$27,415
Long-term debt	148,000	—	6,798	(6,798)	148,000	118,000	—	266,000
Other liabilities	459	—	—	—	459	—	—	459
Members’ equity subject to put request	—	—	—	—	—	25,305	—	25,305
Members’ equity (deficit)	141,669	—	(1,000)	1,000	141,669	(4,166)	(141,669)	(4,166)

Total liabilities & members’ equity (deficit)	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

(1) Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$61,285	$—	$4,132	$(745)	$64,672	$—	$—	$64,672

Cost of sales	41,502	—	3,630	(745)	44,387	—	—	44,387

Gross profit	19,783	—	502	—	20,285	—	—	20,285
Equity in earnings (losses) of subsidiary	1	—	—	(1)	—	4,719	(4,719)	—
Selling, general and administrative expenses	11,444	—	496	—	11,940	—	—	11,940

Income (loss) from operations	8,340	—	6	(1)	8,345	4,719	(4,719)	8,345
Other expense (income):

Interest expense, net	3,422	—	7	—	3,429	2,886	—	6,315
Amortization of deferred financing costs	169	—	—	—	169	120	—	289

Other, net	30	—	(2)	—	28	—	—	28

Total other expense, net	3,621	—	5	—	3,626	3,006	—	6,632

Net income (loss)	$4,719	$—	$1	$(1)	$4,719	$1,713	$(4,719)	$1,713

For the Three Months Ended September 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$82,925	$—	$1,480	$(385)	$84,020	$—	$—	$84,020

Cost of sales	57,639	—	1,630	(385)	58,884	—	—	58,884

Gross profit	25,286	—	(150)	—	25,136	—	—	25,136
Equity in earnings (losses) of subsidiary	(390)	—	—	390	—	6,504	(6,504)	—
Selling, general and administrative expenses	14,835	—	241	—	15,076	—	—	15,076

Income (loss) from operations	10,061	—	(391)	390	10,060	6,504	(6,504)	10,060
Other expense (income):

Interest expense, net	3,228	—	(1)	—	3,227	2,870	—	6,097
Amortization of deferred financing costs	266	—	—	—	266	119	—	385

Other, net	63	—	—	—	63	—	—	63

Total other expense, net	3,557	—	(1)	—	3,556	2,989	—	6,545

Net income (loss)	$6,504	$—	$(390)	$390	$6,504	$3,515	$(6,504)	$3,515

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Nine Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$179,880	$—	$9,345	$(2,348)	$186,877	$—	$—	$186,877

Cost of sales	126,897	—	8,606	(2,348)	133,155	—	—	133,155

Gross profit	52,983	—	739	—	53,722	—	—	53,722
Equity in earnings (losses) of subsidiary	(502)	—	—	502	—	4,800	(4,800)	—
Selling, general and administrative expenses	35,873	—	1,232	—	37,105	—	—	37,105

Income (loss) from operations	16,608	—	(493)	502	16,617	4,800	(4,800)	16,617
Other expense (income):

Interest expense, net	10,306	—	13	—	10,319	8,658	—	18,977
Amortization of deferred financing costs	1,402	—	—	—	1,402	359	—	1,761

Other, net	100	—	(4)	—	96	—	—	96

Total other expense, net	11,808	—	9	—	11,817	9,017	—	20,834

Net income (loss)	$4,800	$—	$(502)	$502	$4,800	$(4,217)	$(4,800)	$(4,217)

For the Nine Months Ended September 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$261,843	$—	$4,637	$(1,611)	$264,869	$—	$—	$264,869

Cost of sales	183,018	—	5,325	(1,611)	186,732	—	—	186,732

Gross profit	78,825	—	(688)	—	78,137	—	—	78,137
Equity in earnings (losses) of subsidiary	(1,336)	—	—	1,336	—	18,014	(18,014)	—
Selling, general and administrative expenses	48,605	—	649	—	49,254	—	—	49,254

Income (loss) from operations	28,884	—	(1,337)	1,336	28,883	18,014	(18,014)	28,883
Other expense (income):

Interest expense, net	9,950	—	(1)	—	9,949	8,435	—	18,384
Amortization of deferred financing costs	797	—	—	—	797	350	—	1,147

Other, net	123	—	—	—	123	—	—	123

Total other expense, net	10,870	—	(1)	—	10,869	8,785	—	19,654

Net income (loss)	$18,014	$—	$(1,336)	$1,336	$18,014	$9,229	$(18,014)	$9,229

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$23,257	$—	$(1,073)	$—	$22,184	$4,703	$(16,237)	$10,650
Cash flows provided by (used in) investing activities	(6,257)	—	(560)	2,164	(4,653)	—	—	(4,653)
Cash flows provided by (used in) financing activities	(21,855)	—	2,164	(2,164)	(21,855)	(455)	16,237	(6,073)
Effect of exchange rates on cash	—	—	26	—	26	—	—	26

Net increase (decrease) in cash and cash equivalents	(4,855)	—	557	—	(4,298)	4,248	—	(50)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$54,511	$—	$597	$—	$55,108	$4,248	$—	$59,356

For the Nine Months Ended September 30, 2008 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$38,119	$—	$(974)	$—	$37,145	$4,363	$(4,611)	$36,897
Cash flows provided by (used in) investing activities	(6,852)	—	(427)	1,481	(5,798)	—	—	(5,798)
Cash flows provided by (used in) financing activities	(4,611)	—	1,481	(1,481)	(4,611)	(4,363)	4,611	(4,363)
Effect of exchange rates on Cash	—	—	(26)	—	(26)	—	—	(26)

Net increase (decrease) in cash and cash equivalents	26,656	—	54	—	26,710	—	—	26,710
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$54,974	$—	$145	$—	$55,119	$—	$—	$55,119

(1) Co-issuers

9.	Accounting Changes

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification Topic (ASC) 350-30-35-1.A, Determination of the Useful Life of Intangible Assets (“ASC 350-30-35-1.A”). ASC 350-30-35-1.A amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-30, Goodwill and Other Intangible Assets (“ASC 350-30”). The intent of ASC 350-30-35-1.A is to improve the consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. ASC 350-30-35-1.A is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 350-30-35-1.A did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 35-16C, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with ASC 35, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. ASC 35-16C is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of ASC 35-16C did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance that requires interim reporting period disclosure about the fair value of certain financial instruments, effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

On April 9, 2009, the FASB issued guidance which is intended to provide greater clarity to investors about the credit and noncredit component of an Other-Than-Temporary Impairment event and to more effectively communicate when an Other-Than-Temporary Impairment event has occurred. The guidance applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income, which is the noncredit component. The guidance is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ACS 855, Subsequent Events. ACS 855 is intended to establish general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of ACS 855 for the quarter ended June 30, 2009. The adoption of ACS 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the consolidated results of the Company.

10.	Subsequent Events

The Company has evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

As discussed below, during the three and nine months ended September 30, 2009, we continued to experience a slow-down in the number of incoming orders due to the industry-wide contraction in the U.S. housing market and the general economic slow-down. Additionally, the contraction in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6%	70.1%	71.2%	70.5%

Gross profit	31.4%	29.9%	28.8%	29.5%
Selling, general and administrative expenses	18.5%	17.9%	19.9%	18.6%

Income from operations	12.9%	12.0%	8.9%	10.9%

Interest expense, net	9.8%	7.3%	10.2%	6.9%
Amortization of deferred financing costs	0.5%	0.4%	0.9%	0.4%
Other, net	0.0%	0.1%	0.1%	0.1%

Net income (loss)	2.6%	4.2%	(2.3)%	3.5%

	Norcraft Companies, L.P
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6%	70.1%	71.2%	70.5%

Gross profit	31.4%	29.9%	28.8%	29.5%
Selling, general and administrative expenses	18.5%	17.9%	19.9%	18.6%

Income from operations	12.9%	12.0%	8.9%	10.9%

Interest expense, net	5.3%	3.9%	5.5%	3.8%
Amortization of deferred financing costs	0.3%	0.3%	0.7%	0.3%
Other, net	0.0%	0.1%	0.1%	0.0%

Net income	7.3%	7.7%	2.6%	6.8%

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Net Sales. Net sales decreased by $19.3 million, or 23.0%, from $84.0 million for the three months ended September 30, 2008 to $64.7 million for the same period of 2009. The decrease in sales has primarily been caused by the industry-wide slow-down in the U.S. housing market and general economic slow-down, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions, with Mid Continent making up just over half of the overall decrease in net sales, StarMark making up just over a quarter and UltraCraft making up the remainder.

Cost of Sales. Cost of sales decreased by $14.5 million, or 24.6%, from $58.9 million for the three months ended September 30, 2008 to $44.4 million for same period of 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales decreased from 70.1% for the three months ended September 30, 2008 to 68.6% for the same period of 2009.

Gross Profit. Gross profit decreased by $4.8 million, or 19.3%, from $25.1 million for the three months ended September 30, 2008 to $20.3 million for the same period of 2009. Gross profit as a percentage of net sales increased from 29.9% for the three months ended September 30, 2008 to 31.4% for the same period of 2009. Gross profit was positively impacted primarily by a one-time sales and use tax refund in the amount of $1.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.1 million, or 20.8%, from $15.1 million for the three months ended September 30, 2008 to $12.0 million for the same period of 2009. Selling, general and administrative expenses were lower than the prior-year period mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 17.9% for the three months ended September 30, 2008 to 18.5% for the same period of 2009.

Income from Operations. Income from operations decreased by $1.7 million, or 17.0%, from $10.0 million for the three months ended September 30, 2008 compared to $8.3 million for the same period of 2009. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 12.0% for the three months ended September 30, 2008 to 12.9% for the same period of 2009.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $0.1 million, or 1.3%, from $6.5 million for the three months ended September 30, 2008 to $6.6 million for the same period of 2009. Interest expense increased $0.2 million due to less interest income net against interest expense. The average debt balance was $266.2 million and $268.0 million during the three months ended September 30, 2009 and 2008, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges decreased by $0.1 million from $0.4 million for the three months ended September 30, 2008 to $0.3 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 7.1% for the three months ended September 30, 2008 to 10.9% for the same period of 2009.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $0.1 million, or 2.0%, from $3.5 million for the three months ended September 30, 2008 to $3.6 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 4.3% for the three months ended September 30, 2008 to 5.6% for the same period of 2009.

Net Income (Loss). Holdings’ net income (loss) decreased by $1.8 million from $3.5 million for the three months ended September 30, 2008 compared to $1.7 million for the same period of 2009, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 4.2% for the three months ended September 30, 2008 to 2.6% for the same period of 2009.

Norcraft’s net income decreased $1.8 million from $6.5 million for the three months ended September 30, 2008 compared to $4.7 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Norcraft decreased from 7.7% for the three months ended September 30, 2008 to 7.3% for the same period of 2009.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Net Sales. Net sales decreased by $77.9 million, or 29.4%, from $264.8 million for the nine months ended September 30, 2008 to $186.9 million for the same period of 2009. The decrease in sales has primarily been caused by the industry-wide slow-down in the U.S. housing market and general economic slow-down, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales in all divisions, with Mid Continent making up just over half of the overall decrease in net sales, StarMark making up just over a quarter and UltraCraft making up the remainder.

Cost of Sales. Cost of sales decreased by $53.5 million, or 28.7%, from $186.7 million for the nine months ended September 30, 2008 to $133.2 million for same period of 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 70.5% for the nine months ended September 30, 2008 to 71.2% for the same period of 2009.

Gross Profit. Gross profit decreased by $24.4 million, or 31.2%, from $78.1 million for the nine months ended September 30, 2008 to $53.7 million for the same period of 2009. Gross profit as a percentage of net sales decreased from 29.5% for the nine months ended September 30, 2008 to 28.8% for the same period of 2009. Gross profit margin was negatively impacted primarily by lost leverage on reduced sales volume and fixed manufacturing costs. Additionally, aggressive sales incentives and pricing in response to the slow-down in our market and the general economy also reduced gross profit margin. However, in the third quarter of 2009, gross profit was positively impacted by a one-time sales and use tax refund in the amount of $1.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $12.2 million, or 24.7%, from $49.3 million for the nine months ended September 30, 2008 to $37.1 million for the same period of 2009. Selling, general and administrative expenses were lower than the prior-year period mostly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 18.6% for the nine months ended September 30, 2008 to 19.9% for the same period of 2009.

Income from Operations. Income from operations decreased by $12.2 million, or 42.5%, from $28.8 million for the nine months ended September 30, 2008 compared to $16.6 million for the same period of 2009. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 10.9% for the nine months ended September 30, 2008 to 8.9% for the same period of 2009.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $1.2 million, or 6.0%, from $19.6 million for the nine months ended September 30, 2008 to $20.8 million for the same period of 2009. Interest expense increased $0.6 million from increased indebtedness, mainly attributable to the increase in the Senior Discount Notes due to accretion. The average debt balance was $266.2 million and $265.3 million during the nine months ended September 30, 2009 and 2008, respectively. The borrowing rates on the Senior Subordinated Notes and the Senior Discount Notes are fixed at 9.0% and 9.75%, respectively. Amortization of deferred financing charges increased $0.7 million related to the termination of the Amended and our senior secured credit facility. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 7.4% for the nine months ended September 30, 2008 to 11.2% for the same period of 2009.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $1.0 million, or 8.7%, from $10.8 million for the nine months ended September 30, 2008 to $11.8 million for the same period of 2009. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 4.1% for the nine months ended September 30, 2008 to 6.3% for the same period of 2009.

Net Income (Loss). Holdings’ net income (loss) decreased by $13.4 million from $9.2 million for the nine months ended September 30, 2008 compared to a loss of $4.2 million for the same period of 2009, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings decreased from 3.5% for the nine months ended September 30, 2008 to (2.3)% for the same period of 2009.

Norcraft’s net income decreased $13.2 million from $18.0 million for the nine months ended September 30, 2008 compared to $4.8 million for the same period of 2009, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 6.8% for the nine months ended September 30, 2008 to 2.6% for the same period of 2009.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow.

Cash provided by operating activities of Holdings was $10.7 million for the nine months ended September 30, 2009, compared with $36.9 million for the same period of 2008, a decrease of $26.2 million. The decrease was primarily due to a decrease in net income (loss) of $13.4 million as discussed above, $7.2 million less accreted interest borrowings on senior notes through September 30, 2009 compared to September 30, 2008, a change in cash used by operating assets of $1.7 million and a change in cash used by operating liabilities of $2.4 million.

Cash provided by operating activities of Norcraft was $22.2 million for the nine months ended September 30, 2009, compared with $37.1 million for the same period of 2008, a decrease of $14.9 million. The decrease was primarily due to a decrease in net income (loss) of $13.2 million as discussed above.

Cash used in investing activities was $4.7 million for the nine months ended September 30, 2009, compared with $5.8 million for the same period of 2008, a decrease of $1.1 million. Capital expenditures were $1.8 million for the nine months ended September 30, 2009, compared with $2.4 million for the same period of 2008, a decrease of $0.6 million. Also, additions to display cabinets were $2.9 million for the nine months ended September 30, 2009, compared with $3.4 million for the same period of 2008, a decrease of $0.5 million.

Cash used in financing activities of Holdings was $6.1 million for the nine months ended September 30, 2009, compared with $4.4 million used in the same period of 2008, an increase of $1.7 million. This increase was mostly due to a transfer to restricted cash of $5.6 million, offset by lower distributions to members of $2.3 million and lower payments on term loans to former equity holders of $1.5 million.

Cash used in financing activities of Norcraft was $21.8 million for the nine months ended September 30, 2009, compared with $4.6 million used in the same period of 2008, an increase of $17.2 million. This increase was mostly due to distributions to members of $11.7 million and a transfer to restricted cash of $5.6 million. The $5.6 million is used to collateralize approximately $5.4 million in outstanding letters of credit.

Debt Structure

We have $266.0 million of outstanding debt, consisting of $148.0 million in Senior Subordinated Notes (with semi-annual interest payments at 9%) and $118.0 million in Senior Discount Notes (due in 2012, with interest payable at 9.75%). Please see Part I, Item 1, “Notes to Consolidated Financial Statements,” Note 8, “Long Term Debt” for details.

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

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $150 million, 9% senior subordinated notes due in 2011 (the “Senior Subordinated Notes”). Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. Interest accrues on the Senior Subordinated Notes and is payable semiannually on May 1 and November 1 of each year at a rate of 9% per annum. The Senior Subordinated Notes are subordinated to all existing and future senior debt.

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

Additionally, the terms of the indenture governing the Senior Subordinated Notes limit the Company’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2009, the Company was in compliance with these requirements.

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

Additionally, the terms of the indenture governing the Senior Discount Notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2009, the Company was in compliance with these requirements.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the Senior Discount Notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the Senior Discount Notes. On April 3, 2009, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on the Senior Discount Notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for the Senior Discount Notes out of the $10.0 million. Pursuant to restrictions in the indenture governing the Senior Subordinated Notes, subject to certain exceptions, Norcraft is generally limited to making distributions to Holdings and its equity holders equal to approximately 50% of Norcraft’s cumulative consolidated net income, and up to an additional $10.0 million of other distributions. The previous distributions have been made pursuant to the cumulative consolidated net income test. However, the incurrence of the impairment charge with respect to goodwill and other intangibles described above will result in Norcraft’s cumulative consolidated net income (after considering previous distributions) being negative for the foreseeable future and therefore, significantly restrict the amount of cash that Norcraft may distribute to Holdings and its equity holders. We currently anticipate that such permitted distributions, together with funds from the recent distribution made to Holdings, will be sufficient to allow Holdings to make cash interest payments on the Senior Discount Notes through the end of 2010. No assurances can be made that such distributions will be available, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

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

During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under ASC 350, Intangibles — Goodwill and Other, to quantify the amount of impairment of goodwill and other intangible assets. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names. Based on updated assessments, the Company has determined that there are no impairments to be recorded during the third quarter or nine months ended September 30, 2009.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and also for the purpose of ensuring that material information required to be in the reports is made known to management and others, as appropriate, to allow timely decisions regarding required disclosures.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/S/ MARK BULLER	/S/ LEIGH GINTER
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 9, 2009	Date: November 9, 2009
Signing on behalf of the Registrant and as Principal Executive Officer	Signing on behalf of the Registrant and as Principal Accounting Officer