Form 10-K
period 2009-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2010-03-31
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 333-119696 and 333-114924

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

(Exact names of registrants as specified in their certificates of limited partnership)

Delaware	75-3132727
Delaware	36-4231718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(Address of Principal Executive Offices)

(800) 297-0661

(Registrants’ Telephone Number, Including Area Code)

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No   ☐

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0 and in the case of Norcraft Holdings, L.P. is approximately $1.2 million.

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

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six brands: Mid Continent CabinetryTM, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, FieldstoneTM and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 20 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We are a single source provider of one of the most comprehensive product offerings in the industry, with national brands across a broad range of price points, styles, materials and customization levels. Our product offering was developed through both strategic acquisitions and internal development. We continuously enhance existing products and add new products to support our brands and meet the changing demands of our customers. We believe our multi brand strategy, and the resultant differentiated products across various price points, provides us with a competitive advantage. UltraCraft is our semi-custom full access cabinet line. StarMark and Brookwood are our semi-custom framed cabinet lines. Fieldstone is our high-end semi-custom and custom framed cabinet line. Finally, Mid Continent Cabinetry and Norcraft Cabinetry comprise our stock and semi-custom framed cabinet lines. Through these brands, we currently offer more than 188,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets ranging in average price from $100 to $500 per cabinet. With this broad range of cabinetry products, we are able to compete successfully in multiple segments of the market. We believe that during the year ended December 31, 2009, approximately 56% of our net sales were to the home repair and remodeling market and approximately 44% were to the new construction market.

We sell our products primarily to kitchen and bathroom cabinetry dealers. For the year ended December 31, 2009, kitchen and bathroom cabinetry dealers accounted for 67% of our net sales, wholesale retailers, or wholetailers, accounted for 6%, catalog stores accounted for 17% and home builders accounted for 10% of net sales. We believe our focus on kitchen and cabinetry dealers enhances our ability to sell our custom and semi-custom cabinet offering. We have an extensive network of over 1,900 active customers and 121 internal and independent sales representatives (of which 23 sell more than one brand). We have national distribution capabilities for all of our brands through six manufacturing facilities, three service and distribution centers, four warehouses and three retail locations strategically located throughout the U.S.

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

We have one reportable segment, consisting of its three divisions (Mid Continent, UltraCraft and StarMark) and one subsidiary (Norcraft Canada Corporation). As they all have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, we have deemed it appropriate to aggregate them into one reportable segment.

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 188,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets.

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

The Brookwood brand was established in the mid-1980s to differentiate products sold through large home centers. Today, the Brookwood brand is sold only through a catalog sales organization. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.

MID CONTINENT CABINETRY

The Mid Continent and Norcraft brands comprise our Mid Continent Cabinetry division. Mid Continent manufactures a broad range of stock framed cabinetry, offering 91 door styles and approximately 835 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Norcraft Cabinetry includes only Signature Series cabinets. Mid Continent’s products accounted for approximately 54% of our sales during the fiscal year ended December 31, 2009.

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

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers 88 door styles and over 11,200 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision and Entrée, each of which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 12% of our sales during the fiscal year ended December 31, 2009.

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

Vision Line

Ultracraft’s Vision line includes nine door styles and seventeen Italian “Eurotek” veneer finish combinations, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

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

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering 495 door styles and more than 175,000 door and finish combinations. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 28% of our sales for the fiscal year ended December 31, 2009.

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

NORCRAFT CANADA

Our Canadian division markets through its own Canadian version of the Norcraft brand, offering 62 door styles and 683 door and finish combinations. Cabinet production at this division began near the end of 2007, and product offerings and marketing efforts are still developing. Norcraft Canada’s frameless cabinets, so far, are available in a limited range of finishes with few modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings. Norcraft Canada’s products accounted for approximately 6% of our sales during the fiscal year ended December 31, 2009.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the U.S. and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Our products are made to order and not to stock and accordingly, our finished goods inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our three distribution centers.

Newton, Kansas along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our facility in Winnipeg, Canada was producing wood components which were used by the other Mid Continent manufacturing plants. During the first quarter of 2008, our Winnipeg facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand name. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds approximately 300 doors per day.

We are currently increasing the level of insourcing of products currently purchased from third parties. Our StarMark division is insourcing an increasing amount of door production that will result in savings from the amounts formerly paid to third parties for these products.

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives and three Kitchen and Bath Ideas retail stores. The majority of our sales are through our sales representatives, who cover all areas of the U.S., and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. We believe that the dealer and wholetailer channels accounted for over 60% of U.S. cabinet industry sales in 2007. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

We have national distribution capabilities for all of our brands and our net sales are balanced throughout the U.S. In addition, we continually monitor the sales volume and credit worthiness of our dealers to further enhance our network and we aim to maximize the sales potential of our customers by providing frequent dealer training, extensive product literature and attractive displays.

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 2.2% of our overall revenues in 2009, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 1,900 active customers. Our largest customer in 2009 accounted for approximately 17.2% of our sales, and our largest 10 customers accounted for approximately 35.2% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

COMPETITION

The U.S. cabinet industry is large and fragmented, with numerous cabinet manufacturers competing for an estimated $14.3 billion in sales in 2008. Shipments increased from $12.5 billion in 2002 to $17.0 billion in 2007, a compound annual growth rate of 6.3%. We believe that shipments declined to approximately $12.4 billion in 2009 and will begin to recover to approximately $17.6 billion in 2014.

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

INTELLECTUAL PROPERTY

Norcraft is the owner of various U.S. federal trademark registrations (®) and registration applications (TM), including for the following marks referred to in this report pursuant to applicable U.S. intellectual property laws: “Norcraft Companies®,” “StarMark Cabinetry®,” “FieldstoneTM,” “Fieldstone CabinetryTM,” “Kitchen and Bath Ideas®,” “UltraCraft®,” “Vision®,” “Destiny®,” “Entree®,” “Mid Continent CabinetryTM,” “Mid Continent Pro SeriesTM,” “Mid Continent Signature SeriesTM,” “Norcraft Cabinetry®,” and the registered Norcraft Cabinetry logo, Norcraft Companies, L.L.C. logo, and StarMark logo.

We rely on a combination of trademarks, copyrights and trade secret protection, employee and third party non-disclosure agreements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered and unregistered trademarks, which we believe are widely recognized in the cabinetry industry. With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our intellectual property is difficult, and the steps we have taken may not prevent unauthorized use of our intellectual property. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. To date, we have not relied on patents in operating our business.

EMPLOYEES

As of December 31, 2009, we had 1,607 employees including 1,344 manufacturing employees. Of our total employees, 790 were at Mid Continent and corporate, 199 were at UltraCraft, 458 were at StarMark and 160 were at Norcraft Canada. None of our employees are subject to any collective bargaining agreements.

ENVIRONMENTAL REGULATION

Our operations are subject to extensive federal, state and local environmental laws and regulations relating to, among other things, the generation, storage, handling, emission, transportation and discharge of regulated materials into the environment. Permits are required for certain of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. We may also incur liability for investigation and clean-up of soil or groundwater contamination on or emanating from current or formerly owned and operated properties, or at offsite locations at which regulated materials are located where we are identified as a responsible party. We do not believe we will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on our results of operations, financial condition or cash flows. The requirements of such laws and enforcement policies, however, have generally become more stringent over time. Also, discovery of currently unknown conditions could require responses that could result in significant costs. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

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

Our level of indebtedness and significant debt service obligations could adversely affect our financial condition or our ability to fulfill our obligations and make it more difficult for us to fund our operations.

As of December 31, 2009, we had $233.7 million of indebtedness outstanding, including $180.0 million of 10  1/2% senior secured second lien notes due 2015 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft), or the senior secured second lien notes, and $53.7 million of 9  3/4% senior discount notes due 2012 of Holdings and Norcraft Capital Corp. (a 100% owned finance subsidiary of Holdings), or the senior discount notes. In addition, on such date, we had approximately $5.4 million of outstanding letters of credit.

Because of our high level of indebtedness:

•	we may have difficulty satisfying our obligations with respect to the senior secured second lien notes and senior discount notes;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•

we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt and to make distributions to pay interest on the senior discount notes, which will reduce the amount of money available to finance our operations and other business activities;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt;

•

we may not have sufficient funds available, and our debt level may restrict us from raising the funds necessary, to repurchase all of the senior secured second lien notes and senior discount notes, as applicable, tendered to us upon the occurrence of a change of control, which would constitute an event of default under each of the senior secured second lien notes and senior discount notes; and

•

our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

For a more detailed discussion of our debt, please see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 6, “Long-term debt.”

Despite our existing level of indebtedness, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our existing indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. In December 2009, we entered into a new asset-based revolving credit facility (the “ABL facility”) that provides us with additional borrowings of up to $25.0 million, subject to a current borrowing base of approximately $14.3 million. Although our ABL facility, the indenture governing the senior discount notes and the indenture governing the senior secured second lien notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition, refinance the senior discount notes or for general financial reasons alone. As of December 31, 2009, there were no borrowings outstanding under our ABL facility; however, there were approximately $5.4 million letters of credit outstanding under our ABL facility, and therefore, our total availability under the ABL facility as of December 31, 2009 is approximately $8.9 million. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL facility in an amount sufficient to enable us to pay interest on our indebtedness and to make distributions to pay interest on the senior discount notes, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including our ABL facility, the senior discount notes and the senior secured second lien notes, on commercially reasonable terms or at all.

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

The senior discount notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. As of December 31, 2009, the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $180.0 million.

Holdings and Norcraft Capital Corp. rely on cash distributions from Norcraft to make interest payments on the senior discount notes.

Holdings and Norcraft Capital Corp. conduct all of their business operations through Norcraft and its subsidiaries and currently rely on distributions from Norcraft in order to pay cash interest on the senior discount notes. In 2009, Norcraft distributed approximately $15.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering was distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. We currently anticipate that the distributions permitted under the indenture governing our senior secured second lien notes will be sufficient to allow Holdings to make cash interest payments on the senior discount notes through September, 2012. If Norcraft is not permitted to make cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

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

A significant part of our business is affected by levels of home improvement (including repair and remodeling). The home improvement industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. For the past few years, the conditions within the home improvement industry have been extremely challenging as demand for home improvement continued to decline in most of our markets. The challenges facing the home improvement industry may lead to a further decrease in demand for our products.

A significant part of our business is also affected by levels of new home construction, as our products are often purchased in connection with the construction of a new home. Like the home improvement industry, over the past few years, the home building industry has undergone a significant downturn, marked by declines in the demand for new homes, an oversupply of new and existing homes on the market and a reduction in the availability of financing for homebuyers. The oversupply of existing homes has been exacerbated by a growing number of home mortgage foreclosures, which is further contributing to downward pressure on home prices. Fewer new home buyers may lead to a decrease in demand for our products.

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

During the past few years, the mortgage lending industry has experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications have made it more difficult for some borrowers to finance the purchase of new homes or repair or remodel existing homes. These factors have served to reduce the demand for our products and have adversely affected our operations and financial results, and the duration and severity of the effects are uncertain.

We believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is very important to the housing market. These entities have reported substantial losses as a result of deteriorating housing and credit market conditions. These losses have reduced their equity, which may limit their ability to acquire mortgages. The federal government has limited the size of the home-loan portfolios and operations of these government-sponsored enterprises. Any further limitations or restrictions on the availability of the financing or on the liquidity provided by them could adversely affect interest rates, mortgage availability and sales of our products.

Continued volatility and reduction in liquidity in the financial markets have adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During fiscal 2008 and 2009, the credit markets and the financial services industry experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The disruptions in the financial markets have adversely affected, and could continue to adversely affect, our operations in a variety of ways. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers and could compromise the financial condition of our suppliers, which could result in non-performance by certain of our suppliers. In addition, our own borrowing costs are increasing and our access to capital markets may be reduced and it may become more difficult for us to obtain financing to fund operations or to refinance our existing debt obligations. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business.

In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. In 2009, the Company’s Corporate Family rating was lowered by Moody’s Global Credit Research to B2 and the Company’s Corporate Credit rating was lowered by Standard & Poor’s to B-. This decrease and any further decrease in our ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future.

Increased prices for raw materials or finished goods used in our products could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Continued increases could adversely affect our profitability or revenues. We do not have long-term supply contracts for the raw materials and finished goods used in the manufacturing of our products; however, we enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to twelve months. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

Interruptions in deliveries of raw materials or finished goods could adversely affect our revenue or profitability.

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

During the fiscal year ended December 31, 2009, approximately 30% of our purchases of raw materials were from vendors outside of the U.S. We may decide to increase our international sourcing in the future. Accordingly, our future results could be harmed by a variety of factors, including: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

Environmental requirements applicable to our manufacturing and distribution facilities may impose significant environmental compliance costs and liabilities, which would adversely affect our results of operations.

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

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of the senior discount notes and senior secured second lien notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease our cash flow available to service our indebtedness.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 22 years of experience in the cabinetry industry. Our other senior executives have an average of over 22 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

If we cannot adequately protect our intellectual property rights we may lose exclusivity in our brands, which could reduce our sales and revenue.

We rely on a combination of patent, trademark, domain name registration, copyright and trade secret laws in the U.S. and other jurisdictions. We believe that brand recognition is one of several important factors in a consumer’s choice of cabinetry. Current protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. Although we are not aware that any of our intellectual property rights infringes upon the proprietary rights of third parties, third parties may make such claims in the future. Any infringement claims, whether with or without merit, could be time consuming to defend against, result in costly litigation or damages, undermine the exclusivity and value of our brands, decrease sales or require us to enter into royalty or licensing agreements that may be on terms that could have a material adverse effect on our revenue, our financial performance and our results of operations. In addition, we may be forced to pursue potential claims relating to the protection of certain products and intellectual property rights. Such claims could be time consuming, expensive and divert resources.

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

We may inherit significant unexpected third-party liabilities and product warranty claims from operations that we have acquired or will acquire in the future, which would increase our costs.

We may be subject to unexpected claims and liabilities arising from acquisitions we have made or may make in the future. We have acquired operations in the past and may acquire more operations in the future. Claims or liabilities may include matters involving third party liabilities and warranty claims against those operations we have acquired or may acquire. These claims and liabilities could be costly to defend, could be material in amount and may exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties.

The loss of or deterioration of relationships with our sales representatives could adversely affect our sales and profits.

We depend on the services of independent sales representatives to sell the majority of our products and provide services and aftermarket support to our customers. Our sales representative agreements are typically cancelable by the sales representative after a short notice period, if any at all. Furthermore, many of these sales representatives also sell our competitors’ products. The loss of a substantial number of these relationships, or our failure to maintain good relationships with these sales representatives, could materially reduce our sales and profits.

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

Disruptions in our relationships with any one of our key customers could adversely affect our results of operations.

A substantial portion of our sales is derived from our top customers. During the year ended December 31, 2009, our largest customer accounted for 17.2% of our sales and our largest 10 customers accounted for approximately 35.2% of our sales during such time. We cannot guarantee that we will be able to generate similar levels of sales from our largest customers in the future. Should one or more of these customers substantially reduce their purchases from us, our results of operations could be materially adversely affected.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we manufacture our products in a large number of diversified facilities and maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us.

Goodwill and other intangibles represent a significant amount of our net worth, and a write-off could result in lower reported net income and a reduction of our net worth.

Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the non-cash charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off, provided that such write-off would not reduce our consolidated net income for the purposes of the indenture governing the senior secured second lien notes.

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

We are controlled by our principal equity holders, which have the power to take unilateral action that could be adverse to the interests of holders of the senior discount notes and senior secured second lien notes.

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the senior discount notes and senior secured second lien notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the senior discount notes and senior secured second lien notes. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

If we experience problems or defects in our products, we could be subject to liability and product performance warranty claims that could have an adverse effect on our business, results of operations and financial condition.

We are exposed to potential liability and product performance warranty risks that are inherent in the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable liability insurance, we cannot assure you that we will be able to maintain our insurance on acceptable terms or that our insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on us and our business, financial condition and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and our business, financial condition and results of operations.

Item 2.	Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one of which manufactures Norcraft Canada cabinets. In addition, we lease seven other non-retail facilities which are used for service and distribution functions and storage. Finally, we lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	163,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	213,500	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Norcraft Canada
Livermore, California	Leased	30,500	Distribution/Service Center
Tampa, Florida	Leased	31,200	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Liberty, North Carolina	Leased	35,000	Warehouse
Newton, Kansas	Leased	40,000	Warehouse
Lynchburg, Virginia	Leased	5,175	Warehouse
Winnipeg, Manitoba	Leased	40,000	Warehouse
Tampa, Florida(1)	Leased	1,800	Kitchen and Bath Ideas Retail Store
Clearwater, Florida(1)	Leased	1,600	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store

(1)	Property was subleased or is in the process of being subleased during the fourth quarter of 2009.

Item 3.	Legal Proceedings

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrants’ Common Equity, Related Equity Holder Matters and Issuer Purchases of Equity Securities

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 43 holders of equity interests in Holdings. Excluding tax distributions, Holdings made no distributions to its members in 2009 or 2008 and approximately $6.9 million in 2007.

Norcraft may make distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them. Distributions to Holdings to pay interest for the years ended December 31, 2009, 2008 and 2007 were $15.7 million, $0.3 million and $0.5 million, respectively. There were no tax distributions for the year ended December 31, 2009. Tax distributions for the years ended December 31, 2008 and 2007 were $2.3 million and $11.8 million, respectively.

Item 6.	Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

	Norcraft Holdings L.P.
	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2005	2006	2007	2008	2009
Statement of Operations Data:
Net sales	$404,639	$440,478	$394,042	$331,548	$246,804
Cost of sales	282,541	300,764	263,500	234,427	176,512

Gross profit	122,098	139,714	130,542	97,121	70,292
Selling, general and administrative expense	64,874	75,919	76,012	64,789	49,706
Impairment of goodwill and other intangible assets (1)	—	—	—	73,938	—

Income (loss) from operations	57,224	63,795	54,530	(41,606)	20,586
Interest expense, net	23,208	22,654	23,618	24,694	26,340
Amortization of deferred financing costs	4,127	1,498	1,540	1,532	4,084
Other, net	220	150	200	151	1,678

Total other expense	27,555	24,302	25,358	26,377	32,102

Net income (loss)	$29,669	$39,493	$29,172	$(67,983)	$(11,516)

	(dollar amounts in thousands)
	December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents	$933	$3,928	$28,409	$59,406	$20,863
Total assets	372,157	368,802	383,077	315,013	264,584
Total debt	241,567	256,590	262,690	266,459	230,797
Members’ equity subject to put request	46,094	48,835	42,331	25,305	7,546
Members’ equity (deficit)	51,476	31,248	47,538	(4,166)	2,487

	Norcraft Companies, L.P.
	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2005	2006	2007	2008	2009
Statement of Operations Data:
Net sales	$404,639	$440,478	$394,042	$331,548	$246,804
Cost of sales	282,541	300,764	263,500	234,427	176,512

Gross profit	122,098	139,714	130,542	97,121	70,292
Selling, general and administrative expense	64,874	75,919	76,012	64,789	49,706
Impairment of goodwill and other intangible assets (1)	—	—	—	73,938	—

Income (loss) from operations	57,224	63,795	54,530	(41,606)	20,586
Interest expense, net	14,893	13,370	13,104	13,341	15,050
Amortization of deferred financing costs	3,772	1,108	1,111	1,063	2,895
Other, net	220	150	200	151	36

Total other expense	18,885	14,628	14,415	14,555	17,981

Net income (loss)	$38,339	$49,167	$40,115	$(56,161)	$2,605

	(dollar amounts in thousands)
	December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents	$933	$4,038	$28,409	$59,406	$16,731
Total assets	369,105	366,250	380,844	313,249	259,877
Total debt	150,000	150,000	148,000	148,000	177,097
Members’ equity	186,085	184,121	202,326	141,669	60,771

(1)	During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC 350”) to quantify the amount of impairment of goodwill and brand names. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2009” or “fiscal 2009” means the period from January 1, 2009 to December 31, 2009.

GENERAL

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six brands: Mid Continent CabinetryTM, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, FieldstoneTM and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 20 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We have been affected by the significant down-turn in our industry and have experienced a significant decrease in sales. During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level to which we concluded that sufficient indicators existed to warrant an analysis of whether any portion of our goodwill or other intangible assets were impaired. We engaged an independent valuation firm to assist us in performing a review of the value of our goodwill and other intangible assets. Based on this independent valuation, which used a discounted cash flow valuation technique, we recognized an impairment charge of $73.9 million to our goodwill and other intangible assets in the fourth quarter of 2008. Of this charge, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

During the year ended December 31, 2009, we continued to experience a slow-down in the number of incoming orders due to the industry-wide contraction in the U.S. housing market and the general economic slow-down. Our sales decreased 25.6% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. However, net loss decreased 83.1% for Holdings and 104.4% for Norcraft for the year ended December 31, 2009 as compared to the year ended December 31, 2008 mostly due to impairment charges in 2008 of $73.9 million. Additionally, the contraction in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

In December 2009, Norcraft and Norcraft Finance Corp. issued $180.0 million aggregate principal amount of 10  1/2% senior secured second lien notes due 2015. The net proceeds from this issuance were used to redeem our senior secured notes, and to pay for, together with cash on hand, the repurchase of $64.3 million aggregate principal amount of Holdings’ and Norcraft Capital Corp.’s senior discount notes. As of December 31, 2009, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Allowance for bad debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their creditworthiness is affected by cyclical trends and general conditions in those markets. During fiscal 2009 and 2008, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2009 and 2008, one customer accounted for approximately 17.2% and 16.6%, respectively, of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

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

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2009, 2008 and 2007 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets and the estimated useful lives of its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. Management performed such a review in the fourth quarter of 2009 and no impairment was indicated.

Indefinite-lived intangible assets and goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone, and are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.

Our significant reporting units for the purpose of performing the impairment analysis tests for goodwill consist of Mid Continent, UltraCraft and StarMark. For the purpose of performing the required goodwill impairment tests, we primarily apply a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

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

•

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

•

The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections used in 2008 generally assumed reductions in 2009 and a period of recovery beginning in 2010. The revenue projection used in 2009 also assumed the beginning of market recovery in 2010, continuing into 2011.

Impairment Charge in 2008. Our annual assessment for impairment resulted in an impairment charge in 2008.

The total fair value of brand names prior to impairment in 2008 was $49.0 million. An impairment charge of $13.9 million was recorded in 2008, for an adjusted value of $35.1 million.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2008, a discount rate of 14.0% was used plus a premium of 1.0%. The premiums were based on the nature of the asset.

In the 2008 evaluation of the fair value of our reporting units, we assumed revenue declines for 2009 from 2008 reflecting a continuation of weakness in the home-building and remodeling markets. We then assumed revenue in 2010 to begin to show recovery. In 2008, we also assumed a discount rate of 14.0% and a perpetual growth rate of 2.0%. These rates reflected the market conditions in the respective periods.

Our first step impairment analysis for 2008 indicated that the fair value of the Mid Continent and UltraCraft reporting units did not exceed their carrying values. The impairment test and subsequent valuation resulted in a total impairment charge of $73.9 million in the fourth quarter of fiscal 2008. Of the total impairment charge recorded in 2008, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

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

No Impairment Charge in 2009. Our annual assessment for impairment did not result in an impairment charge in 2009.

In the 2009 evaluation of the fair value of all our reporting units, we assumed revenue in 2010 to begin to show recovery and 2011 to continue this recovery. In 2009, we also assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%. The premiums were based on the nature of the asset.

Our first step impairment analysis for 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charge in 2009.

A summary of impairment charges by reporting unit and year is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Balance 12/31/2007	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Balance 12/31/2008	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—

Balance 12/31/2009	$21,000	$3,600	$10,500	$35,100	$38,596	$3,564	$46,261	$88,421

Monitoring Impairment in 2010. A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $3.3 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $4.6 million. Changes of this magnitude may be enough to indicate potential impairment, depending on changes in the other factors that affect the analysis. We may need to perform an impairment test prior to the fourth quarter of 2010, if revenues or results for any of these reporting units fall significantly below our estimates during 2010, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2009 change.

Product warranties

We provide warranties for our products for a period ranging from five years to a lifetime warranty. Estimated costs to be incurred for such warranties are provided in the period of sale. These reserves are based on historical experience, market conditions and other assumptions and judgment by management.

Management incentive plan

In accordance with FASB guidance related to stock-based compensation, our methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated incentive unit lives. Changes in these assumptions could significantly impact the estimated fair value of the incentive units.

Revenue recognition

Net sales represent gross sales less deductions taken for sales returns, freight charge backs and incentive rebate programs. These deductions are based on historical experience, market conditions and terms of the applicable marketing agreements with the customers.

Members’ equity subject to put request

The limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in a credit facility and the indentures governing the senior discount notes and senior secured second lien notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2009 and 2008, there were 21.5 million units subject to the put request and 20.2 million units subject to the put request as of December 31, 2007.

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

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 is intended to establish general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of ASC 855 for the quarter ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

RESULTS OF OPERATIONS

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5%	70.7%	66.9%

Gross profit	28.5%	29.3%	33.1%
Selling, general and administrative expenses	20.2%	19.5%	19.3%
Impairment of goodwill and other intangible assets	—	22.3%	—

Income (loss) from operations	8.3%	(12.5)%	13.8%

Interest expense, net	10.7%	7.4%	6.0%
Amortization of deferred financing costs	1.6%	0.5%	0.4%
Other, net	0.7%	0.1%	—

Net income (loss)	(4.7)%	(20.5)%	7.4%

	Norcraft Companies, L.P.
	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5%	70.7%	66.9%

Gross profit	28.5%	29.3%	33.1%
Selling, general and administrative expenses	20.2%	19.5%	19.3%
Impairment of goodwill and other intangible assets	—	22.3%	—

Income (loss) from operations	8.3%	(12.5)%	13.8%

Interest expense, net	6.1%	4.0%	3.3%
Amortization of deferred financing costs	1.2%	0.3%	0.3%
Other, net	—	0.1%	—

Net income (loss)	1.0%	(16.9)%	10.2%

Year ended December 31, 2009 compared with year ended December 31, 2008

Net sales. Net sales decreased by $84.7 million, or 25.6%, from $331.5 million for the year ended December 31, 2008 to $246.8 million for the year ended December 31, 2009. The decrease in sales has primarily been caused by the industry-wide slow-down in the U.S. housing market and general economic slow-down, despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The decline in sales is attributable to decreases in sales of all of our U.S. divisions, with Mid Continent making up just over half of the overall decrease in net sales, StarMark making up just over a quarter and UltraCraft making up the remainder. Norcraft Canada’s sales increased over the prior year due to the 2008 completion of the transition to the production of cabinets for sale into the Canadian market.

Cost of sales. Cost of sales decreased by $57.9 million, or 24.7%, from $234.4 million for the year ended December 31, 2008 to $176.5 million for the year ended December 31, 2009. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 70.7% for the year ended December 31, 2008 to 71.5% for 2009.

Gross profit. Gross profit decreased by $26.8 million, or 27.6%, from $97.1 million for the year ended December 31, 2008 to $70.3 million for the year ended December 31, 2009. Gross profit as a percentage of net sales decreased from 29.3% for the year ended December 31, 2008 to 28.5% for 2009. Gross profit margin was negatively impacted primarily by lost leverage on reduced sales volume and fixed manufacturing costs. Additionally, aggressive sales incentives and pricing in response to the slow-down in our market and general economy also reduced gross profit margin. However, in the third quarter of 2009, gross profit was positively impacted by a one-time sales and use tax refund in the amount of $1.1 million.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $15.1 million, or 23.3%, from $64.8 million for the year ended December 31, 2008 to $49.7 million for the year ended December 31, 2009. Selling, general and administrative expenses were lower than the prior year mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 19.5% for the year ended December 31, 2008 to 20.2% for 2009.

Impairment of goodwill and other intangible assets. During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under ASC 350 to quantify the amount of impairment of goodwill and other intangible assets. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Income (loss) from operations. Income (loss) from operations increased by $62.2 million, or 149.5%, from $41.6 million of loss from operations for the year ended December 31, 2008 to $20.6 million of income from operations for the year ended December 31, 2009. The increase in income (loss) from operations was primarily the result of the 2008 impairment charge with respect to goodwill and other intangible assets and other factors described above. Income (loss) from operations as a percentage of net sales increased from (12.5)% for the year ended December 31, 2008 to 8.3% for 2009.

Interest, amortization of deferred financing fees and other expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased $5.7 million, or 21.7%, from $26.4 million for the year ended December 31, 2008 to $32.1 million for the year ended December 31, 2009. Interest expense increased $1.6 million, amortization of deferred financing costs increased $2.6 million and other expenses included a $1.6 million loss on debt extinguishment due to the change in indebtedness. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.0% for the year ended December 31, 2008 to 13.0% for 2009.

Interest, amortization of deferred financing fees and other expenses for Norcraft increased $3.4 million, or 23.5%, from $14.6 million for the year ended December 31, 2008 to $18.0 million for the year ended December 31, 2009. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 4.4% for the year ended December 31, 2008 to 7.3% for 2009. The increase in amortization of deferred financing costs and interest expense was primarily due to the issuance of the $180.0 million senior secured second lien notes and the related redemption of the senior subordinated notes and repurchase of the senior discount notes.

Net income (loss). Holdings’ net income (loss) increased by $56.5 million, or 83.1%, from a $68.0 million loss for the year ended December 31, 2008 compared with a loss of $11.5 million for the year ended December 31, 2009. This change was primarily the result of the 2008 impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Holdings increased from (20.5)% for the year ended December 31, 2008 to (4.7)% for 2009.

Norcraft’s net income (loss) increased by $58.8 million, or 104.6%, from a loss of $56.2 million for the year ended December 31, 2008 compared with income of $2.6 million for the year ended December 31, 2009. This change was primarily the result of the 2008 impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Norcraft increased from (16.9)% for the year ended December 31, 2008 to 1.0% for 2009.

Year ended December 31, 2008 compared with year ended December 31, 2007

Net sales. Net sales decreased by $62.5 million, or 15.9%, from $394.0 million for the year ended December 31, 2007 to $331.5 million for the year ended December 31, 2008. The decrease in sales was primarily caused by the industry-wide slow-down in the U.S. housing market despite our aggressive sales incentives and pricing which were initiated in response to the slow-down. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. While the decline in sales is attributable to decreases in sales of all of our divisions, it is primarily attributable to a decrease in sales in our largest division, Mid Continent.

Cost of sales. Cost of sales decreased by $29.1 million, or 11.0%, from $263.5 million for the year ended December 31, 2007 to $234.4 million for the year ended December 31, 2008. The decrease was primarily attributable to our decreased sales volume. Cost of sales as a percentage of net sales increased from 66.9% for the year ended December 31, 2007 to 70.7% for 2008.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $11.2 million, or 14.8%, from $76.0 million for the year ended December 31, 2007 to $64.8 million for the year ended December 31, 2008. Selling, general and administrative expenses were lower than the prior year mainly due to lower sales and marketing expenses. Selling, general and administrative expenses as a percentage of net sales increased from 19.3% for the year ended December 31, 2007 to 19.5% for 2008.

Impairment of goodwill and other intangible assets. During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under ASC 350 to quantify the amount of impairment of goodwill and other intangible assets. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Income (loss) from operations. Income (loss) from operations decreased by $96.1 million, or 176.3%, from $54.5 million of income for the year ended December 31, 2007 to a loss of $41.6 million for the year ended December 31, 2008. The decrease in income (loss) from operations was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Income (loss) from operations as a percentage of net sales decreased from 13.8% for the year ended December 31, 2007 to (12.5)% for 2008.

Interest, amortization of deferred financing fees and other expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased $1.1 million, or 4.0%, from $25.3 million for the year ended December 31, 2007 to $26.4 million for the year ended December 31, 2008. Interest expense increased $1.1 million from increased indebtedness, mainly attributable to the increase in the senior discount notes due to accretion. The average debt balances were $264.6 million and $259.6 million during the years ended December 31, 2008 and 2007, respectively. The borrowing rates on the senior subordinated notes and the senior discount notes were fixed at 9.0% and 9.75%, respectively. The borrowing rate on the unsecured notes used to repurchase the equity interest of a former equity holder is 8.45%. Amortization of deferred financing charges remained flat at $1.5 million for the years ended December 31, 2008 and 2007. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 6.4% for the year ended December 31, 2007 to 8.0% for 2008.

Interest, amortization of deferred financing fees and other expenses for Norcraft increased $0.2 million, or 1.0%, from $14.4 million for the year ended December 31, 2007 to $14.6 million for the year ended December 31, 2008. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 3.6% for the year ended December 31, 2007 to 4.4% for 2008.

Net income (loss). Holdings’ net income (loss) decreased by $97.2 million, or 333.0%, from $29.2 million of income for the year ended December 31, 2007 compared with a loss of $68.0 million for the year ended December, 31 2008. The decrease was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Holdings decreased from 7.4% for the year ended December 31, 2007 to (20.5)% for 2008.

Norcraft’s net income (loss) decreased by $96.3 million, or 240.0%, from $40.1 million of income for the year ended December 31, 2007 compared with a loss of $56.2 million for the year ended December 31, 2008. The decrease was primarily the result of the impairment charge with respect to goodwill and other intangible assets and other factors described above. Net income (loss) as a percentage of net sales for Norcraft decreased from 10.2% for the year ended December 31, 2007 to (16.9)% for 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities of Holdings was $11.4 million for the year ended December 31, 2009, compared with $42.4 million for 2008, a decrease of $31.0 million. The decrease was primarily due to the change in net loss for the year-ended December 31, 2009 from the year-ended December 31, 2008. The net loss for Holdings was $68.0 million in 2008 and $11.5 million in 2009, for an increase of $56.5 million. However, excluding the 2008 impairment charges of $73.9 million, net profitability decreased by $17.4 million. Additionally, the change in operating assets used an additional $6.5 million in cash for the year ended December 31, 2009 compared to 2008.

Cash provided by operating activities of Norcraft was $24.8 million for the year ended December 31, 2009, compared with $42.6 million for 2008, a decrease of $17.8 million. The decrease was primarily due to the change in net income (loss) for the year-ended December 31, 2009 from the year-ended December 31, 2008. Norcraft’s net loss was $56.2 million in 2008, compared to net income of $2.6 million in 2009, for an increase of $58.8 million. However, excluding the 2008 impairment charges of $73.9 million, net income (loss) decreased by $15.1 million. Additionally, the change in operating assets used an additional $6.5 million in cash for the year ended December 31, 2009 compared to 2008.

Cash used in investing activities was $5.7 million for the year ended December 31, 2009, compared with $7.1 million for 2008. Additions to display cabinets were $3.7 million for the year ended December 31, 2009, compared to $4.1 million during 2008, a decrease of $0.4 million. Additionally, capital expenditures were $2.0 million and $3.0 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $1.0 million.

Cash used in financing activities of Holdings was $44.3 million for the year ended December 31, 2009, compared with $4.4 million in 2008, an increase of $39.9 million. This increase was due to the redemption of senior subordinated notes and the repurchase of senior discount notes of $213.8 million and payment of financing costs of $7.1 million offset by borrowings on senior secured second lien notes payable of $177.1 million, lower distributions to members of $2.3 million, lower payments on term loans to former equity holders of $1.5 million and lower repurchases of members’ interests of $0.1 million.

Cash used in financing activities of Norcraft was $61.8 million for the year ended December 31, 2009, compared with $4.6 million in 2008, an increase of $57.2 million. This increase was due to the redemption of senior subordinated notes of $148.0 million, higher distributions to members of $79.4 million and payment of financing costs of $7.0 million offset by borrowings on senior secured second lien notes payable of $177.1 million and lower repurchases of member’s interest of $0.1 million.

We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required tax distributions and to finance capital expenditures over the next 12 to 18 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

We and our subsidiaries have from time to time repurchased certain of our debt obligations and may in the future, as part of various financing and investment strategies we may elect to pursue, purchase additional outstanding indebtedness of ours or our subsidiaries or outstanding equity securities of Holdings, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million subject to a current borrowing base of approximately $14.3 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL credit agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt.

Indebtedness incurred pursuant to the ABL credit agreement will be guaranteed by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

As of December 31, 2009, there were no borrowings outstanding under the ABL facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL facility at December 31, 2009, and therefore, our total availability under the ABL facility as of December 31, 2009, was approximately $8.9 million.

We and our subsidiaries have no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of senior secured second lien notes.

Interest accrues on the senior second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10  1/2% per annum, commencing on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9  3/4% senior discount notes due 2012.

Norcraft may redeem the senior secured second lien notes, in whole or in part, at any time on or after December 15, 2012, at a redemption price equal to 100% of the principal amount of the notes plus a premium declining ratably to par plus accrued interest.

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the offerings of proceeds of qualified equity interests at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Prior to December 15, 2012, Norcraft may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium plus accrued interest.

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9  3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9  3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of December 31, 2009, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2009, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. In 2009, Norcraft distributed approximately $15.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the year ended December 31, 2009. Tax distributions for the years ended December 31, 2008 and 2007 were $2.3 million and $11.8 million, respectively.

We currently anticipate that the distributions permitted under the indenture governing our senior secured second lien notes will be sufficient to allow Holdings to make cash interest payments on the senior discount notes through September 2012. If Norcraft is not permitted to make cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

Historical. On October 21, 2003, concurrent with the Acquisition, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with third parties for up to $25.0 million in available revolving funds and a $45.0 million term loan with an original maturity of October 21, 2008, or the original agreement. Advance debt payments were made on this term loan, and it was repaid in full during 2005.

On May 2, 2006, the Company entered into an amended and restated credit facility with the same parties as the original agreement. The amendment increased the revolving credit facility to $60.0 million, removed the term loan facility, modified the interest rate and changed certain covenants. On March 27, 2009, the Company elected to terminate the amended credit facility.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, the $150.0 million aggregate principal amount of senior subordinated notes. Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its senior subordinated notes at a purchase price of $2.0 million plus accrued interest of $55,000. In December 2009, Norcraft redeemed the remaining $148.0 million of its senior subordinated notes at a purchase price of $148.0 million plus accrued interest of approximately $2.5 million.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS (2)

The following is a summary of our contractual cash obligations as of December 31, 2009, including payments to be made pursuant to the management and monitoring agreement:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$5.0	$2.2	$2.0	$0.8	$—
Senior secured second lien notes (principal)	180.0	—	—	180.0	—
Senior secured second lien notes (interest)	56.7	18.9	18.9	18.9	—
Senior discount notes (principal)	53.7	—	53.7	—	—
Senior discount notes (interest)	10.4	5.2	5.2	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$312.8	$27.3	$81.8	$202.7	$1.0

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$5.0	$2.2	$2.0	$0.8	$—
Senior secured second lien notes (principal)	180.0	—	—	180.0	—
Senior secured second lien notes (interest)	56.7	18.9	18.9	18.9	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$248.7	$22.1	$22.9	$202.7	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.
(2)	There were no material changes in ASC topic 740 liabilities outside of the normal course of our business.

TAXES; DISTRIBUTIONS TO OUR LIMITED PARTNERS

Holdings is a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the year ended December 31, 2009. Tax distributions for the years ended December 31, 2008 and 2007 were $2.3 million and $11.8 million, respectively.

The Company made no other cash distributions to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2009 and 2008. The Company made total cash distributions of $6.9 million during the year ended December 31, 2007. In 2007, the exercise price of the Class D units in Holdings subject to the management incentive plan was modified (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to its financial statements resulting from the modification in exercise price of the Class D units.

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

We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2009, we had no borrowings on our variable rate ABL facility, however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 6% of our sales during the fiscal year ended December 31, 2009 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 24, 2009, we dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. Such dismissal was recommended and approved by the audit committee of the board of managers of our general partner.

During the Company’s fiscal years ended December 31, 2007 and 2008 and through April 24, 2009, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreements in its reports on the financial statements for such years.

The reports of PwC on the financial statements of the Company as of and for the years ended December 31, 2007 and 2008 did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended December 31, 2007 and 2008 and through April 24, 2009, the Company had no “reportable events” described in Item 304(a)(1)(v) of Regulation S-K.

On April 24, 2009, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its new independent registered public accounting firm. During the Company’s fiscal years ended December 31, 2007 and 2008, Grant Thornton provided certain consulting services to the Company primarily relating to compliance with Section 404 of the Sarbanes-Oxley Act in connection with the preparation of regulatory filings and the Company’s internal audit. Such services were provided under the direction and supervision of the Company’s Chief Financial Officer.

Except for the matters noted above, during the Company’s fiscal years ended December 31, 2007 and 2008, the Company has not consulted with Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any other matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event” of the type described in Item 304(a)(1)(v) of Regulation S-K. The engagement of Grant Thornton was recommended and approved by the audit committee of the board of managers of our general partner.

Item 9A(T).	Controls and Procedures

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009. Disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	45	President, Chief Executive Officer and Manager
Kurt Wanninger	49	President, Mid Continent
Simon Solomon	57	President, UltraCraft
John Swedeen	59	President, StarMark
Leigh Ginter	44	Chief Financial Officer
Herb Buller	68	Chairman of the Board of Managers
Jay Bloom	54	Manager
David Kim	43	Manager
Michael Maselli	50	Manager
Christopher Reilly	47	Manager
Sean Britain	34	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 22 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 12 years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 30 years of manufacturing industry experience, including over seven years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 15 years experience serving as the president of UltraCraft. He also has over 31 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

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

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from University of Manitoba. He has served on the board of Teen Challenge, Family Life Network and Palliser Furniture.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. In addition, he is a member of the Investment Committee of Trimaran Advisors, L.L.C. Prior to co-founding Trimaran Fund Management L.L.C., Mr. Bloom was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom has served on the board of directors of Educational Services of America, Inc., El Pollo Loco, Inc., NSP Holdings LLC, PrimeCo Wireless Communications L.L.C, Standard Steel, L.L.C, Source Financial Corporation, Millennium Digital Media, L.L.C, IASIS Healthcare Corporation, Freightcar America, Inc., Accuride Corporation, Transportation Technologies Industries, Inc. and Fortunoff, L.L.C.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Apax Partners, L.P. and was involved in Apax Partners’ investments in Contech Construction Products, Empire Pacific Windows, Tommy Bahama and RSI Home Products. Before joining Saunders, Karp & Megrue, LLC, a predecessor to Apax Partners, in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelor’s degree, with honors, from West Point and a master’s degree in business administration from Harvard Business School. Mr. Kim has served as a member of the boards of Contech Construction Products, Spyder Active Sports and Empire Pacific Windows.

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelor’s degree in economics from the University of Colorado and a master’s degree in business administration, with distinction, from The A.B. Freeman School at Tulane University. Mr. Maselli has served on the board of directors of Standard Steel, L.L.C. and Charlie Brown’s Acquisition Corp.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is a founding partner at KarpReilly, LLC. Prior to founding KarpReilly, LLC, Mr. Reilly was a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelor’s degree from Providence College and a master’s degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly has served as a member of the board of directors of Z’Tejas, Inc., Habit Burger Grill, S.B. Restaurant Co. (Elephant Bar), Comark, Inc., Bob’s Discount Furniture, Encompass Home Health, Performance, Inc. and Wilshire Pies, Inc.

Sean Britain originally joined our company as a member of our general partner’s board of managers in November 2005. Mr. Britain worked at Apax Partners, L.P. and its U.S. predecessor Saunders, Karp & Megrue, LLC from 2000 to 2008. Mr. Britain currently serves as an advisor to certain Apax Partners portfolio companies. Prior to joining Apax Partners in 2000, Mr. Britain worked at First Union Securities as an associate in the Private Equity Coverage Group and a financial analyst in the Leveraged Capital Group. Mr. Britain received a bachelor’s degree in business from Wake Forest University. Mr. Britain has served as a member of the board of directors of Spyder Active Sports, Empire Pacific Windows and Bob’s Discount Furniture.

Other than with respect to Herb Buller and Mark Buller, who are father and son, respectively, there are no family relationships among members of our general partner’s board of managers and our executive officers.

COMPANY GOVERNANCE

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

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last three completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2007, 2008 and 2009, Mark Buller, the individual who served as our chief financial officer in 2007, 2008 and 2009, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2007, 2008 and 2009: (i) Kurt Wanninger, the president of our Mid Continent division, (ii) John Swedeen, the president of our StarMark division and (iii) Simon Solomon, the president of our UltraCraft division (except for the period August 31, 2006 to February 13, 2008, during which time Mr. Solomon was not employed by the Company).

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

Holdings made no cash distributions, other than tax distributions, to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2009 and 2008. Holdings made total cash distributions of $6.9 million during the year ended December 31, 2007. This equated to approximately $0.05 per A and B unit in fiscal 2007. In addition, the exercise price of the Class D units in Holdings, subject to the management incentive plan, was modified during June of 2007 (as described in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity”), and the right to purchase Class A units in Holdings by Buller Norcraft Holdings, L.L.C. was also modified (as described in Part III, Item 11, “Executive Compensation”). There was no significant impact to our financial statements resulting from the modification in exercise price of the Class D units.

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2007, 2008 and 2009, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

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

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2007, 2008 and 2009.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)

Mark Buller Chief Executive Officer	2007	425,181	—	—	—	796,227		1,221,408
	2008	428,025	—	—	—	720		428,745
	2009	460,000	92,000	—	—	720	(3)	552,720

Leigh Ginter Chief Financial Officer	2007	196,154	—	—	—	33,618		229,772
	2008	216,923	—	—	—	9,312		226,235
	2009	220,000	50,000	—	—	2,327	(4)	272,327

John Swedeen President, StarMark	2007	250,077	173,017	—	—	41,479		464,573
	2008	296,846	—	—	—	17,373		314,219
	2009	305,000	53,863	—	—	3,066	(5)	361,929

Kurt Wanninger President, Mid Continent	2007	358,077	110,000	—	—	15,063		483,140
	2008	365,000	—	—	—	87,049		452,049
	2009	365,000	66,941	—	—	4,762	(6)	436,703

Simon Solomon President, UltraCraft	2007	—	—	—	—	2,116,701		2,116,701
	2008	174,939	—	—	—	38,498		213,437
	2009	200,000	—	—	—	578	(7)	200,578

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units are “profits interest” issued pursuant to Holdings’ incentive plan and remain subject to time and performance-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to ASC Topic 718. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; (c) travel and living expense benefits; (d) automobile; (e) cash payout of equity due to termination of employment; (f) interest and principal paid on note payable due to termination of employment; (g) severance payments; and (h) the member distribution as described above.
(3)	Includes $720 of life insurance premiums.
(4)	Includes $1,692 of matching contribution of 401(k) savings plan and $635 of life insurance premiums.
(5)	Includes $2,346 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(6)	Includes $1,234 of relocation benefits, $2,808 of matching contribution of 401(k) savings plan and $720 of life insurance premiums.
(7)	Includes $578 of life insurance premiums.

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

The compensation committee of the board of managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings. There are 7.3 million Class D units authorized under the plan.

Class D units issued under the incentive plan represent limited partnership interests in Holdings. The Class D units constitute “profits interests,” and therefore, are permitted to receive distributions only after specified amounts have been paid to the holders of Class A units, Class B units and Class C units of Holdings. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. Accordingly, the amount of such distribution with respect to such a Class D unit shall be reduced up to the amount of such distribution until the aggregate amount of all such reductions equals the amount of distributions to which the holders of Class D units would be entitled to receive if, immediately prior to the issuance of such unit, the assets of Holdings were sold at their fair market value, the liabilities of Holdings were paid in full and the remaining proceeds were distributed in accordance with Holdings’ limited partnership agreement. Pursuant to the terms of Holdings’ limited partnership agreement, holders of Class D units generally participate only in liquidating distributions by Holdings, and then, only to the extent vested. The holders of Class D units are also entitled to receive distributions of their allocated percentages of Holdings’ taxable net income to make tax payments.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2009.

	Equity Awards (1)
	Number of Securities Underlying Unexercised Units Exercisable (#)	Number of Securities Underlying Unexercised Units Unexercisable (#)	Unit Exercise Price ($)
Mark Buller
Chief Executive Officer	2,613,292	—	0.12

Leigh Ginter
Chief Financial Officer	311,527	—	0.49

John Swedeen
President, StarMark	232,085	—	0.12

Kurt Wanninger
President, Mid Continent	632,582	210,861	1.69

Simon Solomon
President, UltraCraft	38,956	116,869	1.18

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. All Class D units remain subject to time and performance-based vesting. Under the terms of the Plan the Class D units generally begin to vest on the December 31 of the first full year following the date of grant with 50% of the units typically vesting over a 5 year period and 50% vesting over a 5 year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units and a distribution threshold that allows such Class D units to qualify as “profits interests” under applicable law.

Employment Agreements and Arrangements upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extends for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $460,000 as his base salary for 2010, with a targeted bonus of 50% of base salary, which bonus will be tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2009, Mr. Buller would have been entitled to receive an aggregate $690,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $220,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $365,000 and Mr. Solomon is entitled to receive $200,000, in each case, as such officer’s base salary for 2010, with eligibility to receive a bonus tied to certain financial performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger and Mr. Solomon.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2009, Mr. Ginter would have been entitled to receive an aggregate $55,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2009, Mr. Swedeen would have been entitled to receive an aggregate $76,250 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2009, Mr. Wanninger would have been entitled to receive an aggregate $365,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any additional salary or bonus.

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

Mr. Ginter currently holds 0.2 million Class A units, 0.4 million Class B units and 0.3 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Ginter is entitled to receive 0.4 million Class C units in Holdings. In connection with any termination of Mr. Ginter’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Ginter will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 0.3 million of the Class D units held by Mr. Ginter is $0.12 and the conversion price for the remaining Class D units held by him is $1.77. In accordance with the Holdings limited partnership agreement, if Mr. Ginter’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Ginter’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Swedeen currently holds 0.5 million Class A units, 0.2 million Class B units and 0.2 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Swedeen is entitled to receive 0.2 million Class C units in Holdings. In connection with any termination of Mr. Swedeen’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Swedeen will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Swedeen is $0.12. In accordance with the Holdings limited partnership agreement, if Mr. Swedeen’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Swedeen’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Wanninger currently holds 0.2 million Class A units and 0.8 million Class D units in Holdings. In connection with any termination of Mr. Wanninger’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Wanninger will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Wanninger is $1.69. In accordance with the Holdings limited partnership agreement, if Mr. Wanninger’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Wanninger’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

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

The following table provides certain information as of December 31, 2009 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D

Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp. (5)	75,950,957		56.6%	—		—	—		—
Trimaran Cabinet Corp. (6)	37,975,478		28.3%	—		—	—		—
Buller Norcraft Holdings, L.L.C. (7)	15,500,000		11.6%	—		—	—		—
Mark Buller	—	(8)	—	—		—	2,613,292	(9)	45.4%
Leigh Ginter	171,633		*	350,000		28.0%	311,527		5.6%
John Swedeen	472,000		*	200,000		16.0%	232,085		4.0%
Kurt Wanninger	157,306		*	—		—	843,443		16.5%
Simon Solomon	1,298,541		1.0%	—		—	155,825		3.0%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Sean Britain	—		—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 11 persons listed here.	2,099,480	(14)	1.6%	550,000		44.0%	4,156,172		71.3%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units remain subject to time and performance-based vesting.

(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Sean Britain, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The Apax Partners and Trimaran holders and the Buller holders entered into a limited liability company agreement of Norcraft GP. Pursuant to this limited liability company agreement, each of the representatives of the Apax Partners holders who sit on Norcraft GP’s board of managers, currently Mr. Reilly and Mr. Kim, is entitled to cast 2.5 votes with respect to each matter which is submitted to a vote before Norcraft GP’s board of managers. The Trimaran holders designated two managers, and the Buller holders designated two managers, each of which have one vote. As a result, the managers appointed by the Apax Partners holders together hold a majority of the votes to be cast on each matter submitted to a vote before Norcraft GP’s board of managers. In addition, pursuant to the limited liability company agreement, the Apax Partners and Trimaran holders and the Buller holders have the right to approve certain transactions.

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2009, management fees charged to expense were $1.0 million.

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

The Buller holders receive salaries, bonuses, employee benefit, tax distributions and expense reimbursements from the Company.

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

The following table presents fees for professional services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, and fees for other services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2009	2008
Audit fees (1)	$257	$322
Audit related fees (2)	—	—
Tax fees (3)	122	167
All other fees (4)	171	3

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees are for assurance and related services related to consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)
NORCRAFT COMPANIES, L.P.
(Registrant)

/S/ MARK BULLER	/S/ LEIGH GINTER
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 31, 2010	Date: March 31, 2010
Signing on behalf of the Registrants and as principal executive officer	Signing on behalf of the Registrants and as principal financial and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 31st day of March 2010.

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
Mark Buller

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Managers

Norcraft GP, L.L.C.

We have audited the accompanying consolidated balance sheet of Norcraft Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in members’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, MN

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of Norcraft GP, L.L.C.:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Managers

Norcraft GP, L.L.C.

We have audited the accompanying consolidated balance sheet of Norcraft Companies, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in members’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

/s/ Grant Thornton LLP

Minneapolis, MN

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of Norcraft GP, L.L.C.:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
	2009	2008	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$20,863	$59,406	$16,731	$59,406
Trade accounts receivable, net	17,987	18,535	17,987	18,535
Inventories	16,380	20,599	16,380	20,599
Prepaid expenses	1,629	1,810	1,629	1,810

Total current assets	56,859	100,350	52,727	100,350

Property, plant and equipment, net	31,925	35,629	31,925	35,629

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Customer relationships, net	39,332	43,798	39,332	43,798
Brand names	35,100	35,100	35,100	35,100
Deferred financing costs, net	7,483	4,584	6,908	2,820
Display cabinets, net	5,394	7,069	5,394	7,069
Other	70	62	70	62

Total other assets	175,800	179,034	175,225	177,270

Total assets	$264,584	$315,013	$259,877	$313,249

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$459	$—	$—
Accounts payable	6,626	6,688	6,626	6,688
Accrued expenses	16,841	20,268	15,096	16,433

Total current liabilities	23,467	27,415	21,722	23,121

Long-term debt	233,700	266,000	180,000	148,000
Unamortized discount on bonds payable	(2,903)	—	(2,903)	—
Other liabilities	287	459	287	459

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	7,546	25,305	—	—

Members’ equity	2,487	(4,166)	60,771	141,669

Total liabilities and members’ equity	$264,584	$315,013	$259,877	$313,249

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2009	2008	2007

Net sales	$246,804	$331,548	$394,042

Cost of sales	176,512	234,427	263,500

Gross profit	70,292	97,121	130,542

Selling, general and administrative expenses	49,706	64,789	76,012

Impairment of goodwill and other intangible assets	—	73,938	—

Income (loss) from operations	20,586	(41,606)	54,530

Other expense (income):
Interest expense, net	26,340	24,694	23,618
Amortization of deferred financing costs	4,084	1,532	1,540
Other, net	1,678	151	200

Total other expense (income)	32,102	26,377	25,358

Net income (loss)	$(11,516)	$(67,983)	$29,172

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2009	2008	2007

Net sales	$246,804	$331,548	$394,042

Cost of sales	176,512	234,427	263,500

Gross profit	70,292	97,121	130,542

Selling, general and administrative expenses	49,706	64,789	76,012

Impairment of goodwill and other intangible assets	—	73,938	—

Income (loss) from operations	20,586	(41,606)	54,530

Other expense (income):
Interest expense, net	15,050	13,341	13,104
Amortization of deferred financing costs	2,895	1,063	1,111
Other, net	36	151	200

Total other expense (income)	17,981	14,555	14,415

Net income (loss)	$2,605	$(56,161)	$40,115

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity and Comprehensive Income (Loss)

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Members’ equity at January 1, 2007	$31,248	$(55)	$94,284
Adoption of ASC 740	(438)	—	—
Issuance of members’ interest	562	—	—
Stock compensation expense	1,185	—	—
Accretion of members’ interest subject to put request	6,504	—	—
Distributions to members	(18,730)	—	—
Repurchase of members’ interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	29,172	—	29,172

Total comprehensive income	—	—	29,173

Members’ equity at December 31, 2007	47,538	(54)	123,457
Stock compensation expense	229	—	—
Debt conversion	1,532	—	—
Accretion of members’ interest subject to put request	17,026	—	—
Distributions to members	(2,336)	—	—
Repurchase of members’ interest	(68)	—	—
Cumulative translation adjustment	(104)	(104)	(104)
Net loss	(67,983)	—	(67,983)

Total comprehensive loss	—	—	(68,087)

Members’ equity at December 31, 2008	(4,166)	(158)	55,370
Stock compensation expense	155	—	—
Accretion of members’ interest subject to put request	17,759	—	—
Distributions to members	4	—	—
Cumulative translation adjustment	251	251	251
Net loss	(11,516)	—	(11,516)

Total comprehensive loss	—	—	(11,265)

Members’ equity at December 31, 2009	$2,487	$93	$44,105

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Member’s equity at January 1, 2007	$184,121	$(55)	$115,671
Adoption of ASC 740	(438)	—	—
Issuance of member’s interest	562	—	—
Stock compensation expense	1,185	—	—
Distributions to member	(21,254)	—	—
Repurchase of member interest	(1,966)	—	—
Cumulative translation adjustment	1	1	1
Net income	40,115	—	40,115

Total comprehensive income	—	—	40,116

Member’s equity at December 31, 2007	202,326	(54)	155,787
Stock compensation expense	229	—	—
Distributions to member	(4,553)	—	—
Repurchase of member interest	(68)	—	—
Cumulative translation adjustment	(104)	(104)	(104)
Net loss	(56,161)	—	(56,161)

Total comprehensive loss	—	—	(56,265)

Member’s equity at December 31, 2008	141,669	(158)	99,522
Stock compensation expense	155	—	—
Distributions to member	(83,909)	—	—
Cumulative translation adjustment	251	251	251
Net income	2,605	—	2,605

Total comprehensive income	—	—	2,856

Member’s equity at December 31, 2009	$60,771	$93	$102,378

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(11,516)	$(67,983)	$29,172
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,794	6,291	5,461
Amortization:
Customer relationships	4,466	4,467	4,466
Deferred financing costs	4,084	1,532	1,540
Display cabinets	5,348	7,096	6,703
Discount amortization/accreted interest	30	—	—
Impairment of goodwill and other intangible assets	—	73,938	—
Provision for uncollectible accounts receivable	1,121	2,144	1,636
Provision for obsolete and excess inventory	1,412	591	638
Provision for warranty claims	2,001	3,279	3,577
Accreted interest on senior notes	—	7,228	10,060
Stock compensation expense	155	229	1,185
Gain on involuntary asset disposal (fire)	—	—	(442)
Loss on debt extinguishment	1,642	—	—
Loss (gain) on disposal of assets	189	(1)	234
Change in operating assets and liabilities:
Trade accounts receivable	(344)	6,139	7,246
Inventories	2,912	2,750	(2,613)
Prepaid expenses	191	317	(241)
Other assets	(8)	17	83
Accounts payable and accrued expenses	(6,056)	(5,691)	(5,837)

Net cash provided by operating activities	11,421	42,343	62,868

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	70	26
Insurance proceeds from involuntary asset disposal (fire)	—	—	496
Purchase of property, plant and equipment	(2,034)	(3,047)	(6,945)
Additions to display cabinets	(3,673)	(4,091)	(7,774)

Net cash used in investing activities	(5,702)	(7,068)	(14,197)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	177,067	—	—
Payment of financing costs	(7,122)	—	—
Payment on term loans to former equity holders	(459)	(1,959)	(1,960)
Repurchase of notes payable	(213,803)	—	(2,000)
Proceeds from issuance of member interests	—	—	562
Repurchase of members’ interests	—	(68)	(1,966)
Contributions from (distributions to) members	4	(2,336)	(18,730)

Net cash used in financing activities	(44,313)	(4,363)	(24,094)

Effect of exchange rates on cash and cash equivalents	51	85	(96)

Net increase (decrease) in cash and cash equivalents	(38,543)	30,997	24,481

Cash and cash equivalents, beginning of the period	59,406	28,409	3,928

Cash and cash equivalents, end of period	$20,863	$59,406	$28,409

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,267	$14,375	$14,475

Supplemental disclosure of non-cash transactions:
Members’ interest issue for consideration other than cash	$—	$1,532	$—
Change in equity subject to put request	$(17,759)	$(17,026)	$(6,504)

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,605	$(56,161)	$40,115
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,794	6,291	5,461
Amortization:
Customer relationships	4,466	4,467	4,466
Deferred financing costs	2,895	1,063	1,111
Display cabinets	5,348	7,096	6,703
Discount amortization/accreted interest	30	—	—
Impairment of goodwill and other intangible assets	—	73,938	—
Provision for uncollectible accounts receivable	1,121	2,144	1,636
Provision for obsolete and excess inventory	1,412	591	638
Provision for warranty claims	2,001	3,279	3,577
Stock compensation expense	155	229	1,185
Gain on involuntary asset disposal (fire)	—	—	(442)
Loss on disposal of assets	189	(1)	234
Change in operating assets and liabilities:
Trade accounts receivable	(344)	6,139	7,246
Inventories	2,912	2,750	(2,613)
Prepaid expenses	191	317	(241)
Other assets	(8)	17	83
Accounts payable and accrued expenses	(3,966)	(9,558)	(5,837)

Net cash provided by operating activities	24,801	42,601	63,322

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	70	26
Insurance proceeds from involuntary asset disposal (fire)	—	—	496
Purchase of property, plant and equipment	(2,034)	(3,047)	(6,945)
Additions to display cabinets	(3,673)	(4,091)	(7,774)

Net cash used in investing activities	(5,702)	(7,068)	(14,197)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	177,067	—	—
Payment of financing costs	(6,983)	—	—
Repurchase of notes payable	(148,000)	—	(2,000)
Proceeds from issuance of member interests	—	—	562
Repurchase of members interests	—	(68)	(1,966)
Distributions to member	(83,909)	(4,553)	(21,254)

Net cash used in financing activities	(61,825)	(4,621)	(24,658)

Effect of exchange rates on cash and cash equivalents	51	85	(96)

Net increase (decrease) in cash and cash equivalents	(42,675)	30,997	24,371

Cash and cash equivalents, beginning of the period	59,406	28,409	4,038

Cash and cash equivalents, end of period	$16,731	$59,406	$28,409

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,977	$10,250	$14,021

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1. Basis of Presentation

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings and Norcraft are collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. On April 3, 2009, as described in Note 6 below, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on these notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for these notes out of the $10.0 million. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. Other than the remaining $53.7 million of the senior discount notes, cash, related deferred issuance costs, related interest and amortization expense and related debt extinguishment loss, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2009 or 2008. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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

3. Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having maturities when acquired of three months or less to be cash equivalents. At December 31, 2008, cash and cash equivalents included a money market account with a balance of $45.9 million.

A substantial portion of the Company’s cash is held by a single financial institution. The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to trade receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. A customer is considered past due after the contractual due date is not met and charge-off occurs when the account is deemed uncollectable. The Company’s largest customer accounted for approximately 17.2%, 16.6% and 11.8% of net sales in 2009, 2008 and 2007, respectively.

Inventories

The Company states inventory at the lower of cost or market with cost established using the first-in, first-out (FIFO) method. The Company makes provisions for estimated obsolete or excess inventories based on historical experience, market conditions and other assumptions and judgment by management. Estimated losses for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

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

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2009, 2008 and 2007 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is the Company’s policy to value intangible assets at unamortized cost. Management reviews the valuation and amortization of intangible assets and the estimated useful lives of its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(27,668)	$67,000	$(23,202)
Deferred financing costs	8,590	(1,107)	16,386	(11,802)

Total	$75,590	$(28,775)	$83,386	$(35,004)

	Norcraft Companies, L.P.
	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(27,668)	$67,000	$(23,202)
Deferred financing costs	6,982	(74)	12,853	(10,033)

Total	$73,982	$(27,742)	$79,853	$(33,235)

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone®, and are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.

The Company’s significant reporting units for the purpose of performing the impairment analysis tests for goodwill consist of Mid Continent, UltraCraft and StarMark. For the purpose of performing the required goodwill impairment tests, the Company primarily applies a present value (discounted cash flow) method to determine the fair value of the reporting units with goodwill. The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

The Company’s reporting units are composed of either a discrete business or an aggregation of businesses with similar economic characteristics. Certain factors may result in the need to perform an impairment test prior to the fourth quarter, including significant underperformance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, and a decision to divest an individual business within a reporting unit.

Goodwill impairment is determined using a two-step process.

•

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

•

The second step, if necessary, compares the implied fair value of goodwill with the carrying amount of goodwill. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. However, if the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

The Company estimates the fair value of its reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

period. Because of the increased uncertainty resulting from worsening global economic conditions, management’s revenue projections used in 2008 generally assumed reductions in 2009 and a period of recovery beginning in 2010. The revenue projection used in 2009 also assumed the beginning of market recovery in 2010, continuing into 2011.

Impairment Charge in 2008. The Company’s annual assessment for impairment resulted in an impairment charge in 2008.

The total fair value of brand names prior to impairment in 2008 was $49.0 million. An impairment charge of $13.9 million was recorded in 2008, for an adjusted value of $35.1 million.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2008, a discount rate of 14.0% was used plus a premium of 1.0%. The premiums were based on the nature of the asset.

In the 2008 evaluation of the fair value of the Company’s reporting units, the Company assumed revenue declines for 2009 from 2008 reflecting a continuation of weakness in the home-building and remodeling markets. The Company then assumed revenue in 2010 to begin to show recovery. In 2008, the Company also assumed a discount rate of 14.0% and a perpetual growth rate of 2.0%. These rates reflected the market conditions in the respective periods.

The Company’s first step impairment analysis for 2008 indicated that the fair value of the Mid Continent and UltraCraft reporting units did not exceed their carrying values. The impairment test and subsequent valuation resulted in a total impairment charge of $73.9 million in the fourth quarter of fiscal 2008. Of the total impairment charge recorded in 2008, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

No Impairment Charge in 2009. The Company’s annual assessment for impairment did not result in an impairment charge in 2009.

In the 2009 evaluation of the fair value of all the Company’s reporting units, the Company assumed revenue in 2010 to begin to show recovery and 2011 to continue this recovery. In 2009, the Company also assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%. The premiums were based on the nature of the asset.

The Company’s first step impairment analysis for 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charge in 2009.

A summary of impairment charges by reporting unit and year is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Balance 12/31/2007	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Balance 12/31/2008	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—

Balance 12/31/2009	$21,000	$3,600	$10,500	$35,100	$38,596	$3,564	$46,261	$88,421

Intangible assets not subject to amortization consist of the following:

	December 31, 2009	December 31, 2008
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Deferred Financing Costs

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for the fiscal years 2009, 2008 and 2007 totaled approximately $4.1 million, $1.5 million and $1.5 million, respectively.

Norcraft’s amortization of such costs for the fiscal years 2009, 2008 and 2007 totaled approximately $3.0 million, $1.1 million and $1.1 million, respectively.

Future estimated aggregate amortization expense at December 31, 2009 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2010	1,415	1,203
2011	1,416	1,203
2012	1,353	1,203
2013	1,203	1,203
2014	1,189	1,189
2015	907	907

Foreign Currency Translation/Transactions

The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of members’ equity. Also recorded as translation adjustments in members’ equity (deficit) are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.

Revenue Recognition

Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer. Net sales represent gross sales less deductions taken for sales returns, freight charge backs and incentive rebate programs. These deductions are based on historical experience, market conditions and terms of the applicable marketing agreements with the customers. Taxes collected from customers are not included in revenue, but are recorded as liability until remitted to the appropriate governmental authorities.

Shipping and Handling Costs

The Company classifies freight chargeback billings to customers as a component of net sales in the statements of operations and the related cost is included as a component of cost of sales.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Marketing Programs

Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statements of operations.

Product Warranties

The Company provides warranties for its products ranging from five years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates as a component of cost of sales in the statements of operations. (See Note 4, “Supplemental Financial Statement Information”)

Income Taxes

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

4. Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2009	2008
Trade accounts receivable	$18,985	$20,557
Less: allowance for uncollectible accounts	(998)	(2,022)

Trade accounts receivable, net	$17,987	$18,535

Inventories

Inventories consist of the following:

	2009	2008
Raw materials and supplies	$11,173	$14,648
Work in process	2,610	2,942
Finished goods	2,597	3,009

	$16,380	$20,599

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Supplier Concentration

The Company purchased approximately 13.4%, 16.7% and 15.9% of its raw materials during 2009, 2008 and 2007, respectively, from its largest supplier.

Property, Plant and Equipment

Property, plant and equipment for Holdings and Norcraft consist of the following:

	2009	2008
Land	$2,872	$2,872
Buildings and improvements	24,064	23,849
Factory equipment	28,057	26,716
Vehicles	269	243
Office and data processing equipment	5,745	5,978
Construction in progress	398	451

	61,405	60,109
Less: accumulated depreciation	(29,480)	(24,480)

	$31,925	$35,629

Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2009	2008	2009	2008
Salaries, wages and employee benefits	$6,842	$6,104	$6,842	$6,104
Commissions, rebates and marketing programs	2,457	3,145	2,457	3,191
Worker’s compensation	2,005	2,510	2,005	2,464
Interest	2,926	6,055	1,181	2,220
Other, including product warranty accruals	2,611	2,454	2,611	2,454

	$16,841	$20,268	$15,096	$16,433

Product Warranties

Product warranty activity is as follows for Holdings and Norcraft:

	2009	2008	2007
Beginning balance	$635	$776	$871
Accruals for warranties - current	2,001	3,373	3,577
Settlements made during the period	(2,142)	(3,514)	(3,672)

Ending balance	$494	$635	$776

Product warranty is a component of the “Other” category in the accrued expenses table above.

5. Income Taxes

The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company recorded a reserve for unrecognized state and local tax benefits totaling $0.4 million as an increase to other long-term liabilities, with a corresponding decrease to retained earnings. The transition adjustment included $0.2 million of interest and penalties, as of January 1, 2007. The Company’s accrual for these tax exposures was $0.3 million and $0.5 million at December 31, 2009 and 2008, respectively.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6. Long-Term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2009	2008	2009	2008
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$—	$180,000	$—

Senior subordinated notes payable (due in 2011 with semi-annual interest payments at 9%)	—	148,000	—	148,000

Senior discount notes payable (due in 2012 with interest payable at 9.75%)	53,700	118,000	—	—

Unsecured notes (due in 2009 with interest at 8.45%)	—	459	—	—

Total debt	233,700	266,459	180,000	148,000

Less current portion	—	459	—	—

Long-term debt	$233,700	$266,000	$180,000	$148,000

Future maturities of long-term debt at December 31, 2009 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2010	—	—
2011	—	—
2012	53,700	—
2013	—	—
2014	—	—
2015	180,000	180,000

	$233,700	$180,000

ABL Facility

In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a Credit Agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, subject to a current borrowing base of approximately $14.3 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL Credit Agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Indebtedness incurred pursuant to the ABL Credit Agreement will be guaranteed by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

As of December 31, 2009, there were no borrowings outstanding under the ABL Facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL Facility at December 31, 2009, and therefore, the Company’s total availability under the ABL Facility as of December 31, 2009, was approximately $8.9 million.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10  1/2% per annum, commencing on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9  3/4% senior discount notes due 2012.

Norcraft may redeem the senior secured second lien notes, in whole or in part, at any time on or after December 15, 2012, at a redemption price equal to 100% of the principal amount of the notes plus a premium declining ratably to par plus accrued interest.

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the notes issued under the indenture with the offerings of proceeds of qualified equity offering at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Prior to December 15, 2012, Norcraft may redeem the notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium plus accrued interest.

Senior Discount Notes

On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9  3/4% senior discount notes due 2012 (the “senior discount notes”). The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9  3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of December 31, 2009, there was approximately $53.7 million principal amount of senior discount notes outstanding.

Holdings may redeem the senior discount notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a premium, declining ratably to par, plus accrued and unpaid interest.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

If Holdings experiences a change in control, it may be required to purchase the senior discount notes at a purchase price equal to 101% of the accreted value plus accrued and unpaid interest.

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2009, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing the senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing the senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on the debt issued by them. In 2009, Norcraft distributed approximately $15.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from the senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase $64.3 million principal amount of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on the Company’s net income allocated to them. There were no tax distributions for the year ended December 31, 2009. Tax distributions for the years ended December 31, 2008 and 2007 were $2.3 million and $11.8 million, respectively.

The Company currently anticipate that the distributions permitted under the indenture governing the Company’s senior secured second lien notes will be sufficient to allow Holdings to make cash interest payments on the senior discount notes through September 2012. No assurances can be made that such amounts will be sufficient, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to the Company or at all.

Unsecured Notes

In September 2006, Holdings repurchased the equity interests of two former equity holders. Consideration for these repurchases was in the form of $2.0 million in cash and $5.9 million in unsecured notes payable (the “Unsecured Notes”). Principal on the Unsecured Notes was payable in three equal, annual payments. The first principal payment of $2.0 million was paid during September 2007 and the second principal payment of $2.0 million was paid during September 2008. On December 31, 2008, Holdings converted the unpaid principal amount and accrued interest of an unsecured note of $1,532,279 into 1,298,541.398 Class A units of Holdings at a conversion price of $1.18 per unit. The remaining note accrued interest at 8.45%, which was payable quarterly. On September 30, 2009, the final principal and interest payment was paid in the amount of approximately $0.5 million.

Historical

On October 21, 2003, concurrent with the Acquisition, Norcraft Companies, L.P. entered into a $70.0 million senior credit facility with third parties for up to $25.0 million in available revolving funds and a $45.0 million term loan with an original maturity of October 21, 2008, or the original agreement. Advance debt payments were made on this term loan, and it was repaid in full during 2005.

On May 2, 2006, the Company entered into an amended and restated credit facility with the same parties as the original agreement. The amendment increased the revolving credit facility to $60.0 million, removed the term loan facility, modified the interest rate and changed certain covenants. On March 27, 2009, the Company elected to terminate the amended credit facility.

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, the $150.0 million aggregate principal amount of senior subordinated notes. Norcraft Finance Corp. was formed on

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

September 26, 2003 and has no operations. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its senior subordinated notes at a purchase price of $2.0 million plus accrued interest of $55,000. In December 2009, Norcraft redeemed the remaining $148.0 million of its senior subordinated notes at a purchase price of $148.0 million plus accrued interest of approximately $2.5 million.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2009

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$48,475	$—	$4,252	$—	$52,727	$4,132	$—	$56,859
Property, plant & equipment, net	27,148	—	4,777	—	31,925	—	—	31,925
Investments in subsidiary	(1,529)	—	—	1,529	—	60,771	(60,771)	—
Other assets	184,346	—	213	(9,334)	175,225	575	—	175,800

Total assets	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

Current liabilities	$20,285	$—	$1,437	$—	$21,722	$1,745	$—	$23,467
Long-term debt	180,000	—	9,334	(9,334)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,903)	—	—	—	(2,903)	—	—	(2,903)
Other liabilities	287	—	—	—	287	—	—	287
Members’ equity subject to put request	—	—	—	—	—	7,546	—	7,546

Members’ equity	60,771	—	(1,529)	1,529	60,771	2,487	(60,771)	2,487

Total liabilities & members’ equity	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

As of December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$98,732	$—	$1,618	$—	$100,350	$—	$—	$100,350
Property, plant & equipment, net	30,982	—	4,647	—	35,629	—	—	35,629
Investments in subsidiary	(1,000)	—	—	1,000	—	141,669	(141,669)	—
Other assets	183,855	—	213	(6,798)	177,270	1,764	—	179,034

Total assets	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

Current liabilities	$22,441	$—	$680	$—	$23,121	$4,294	$—	$27,415
Long-term debt	148,000	—	6,798	(6,798)	148,000	118,000	—	266,000
Other liabilities	459	—	—	—	459	—	—	459
Members’ equity subject to put request	—	—	—	—	—	25,305	—	25,305

Members’ equity	141,669	—	(1,000)	1,000	141,669	(4,166)	(141,669)	(4,166)

Total liabilities & members’ equity	$312,569	$—	$6,478	$(5,798)	$313,249	$143,433	$(141,669)	$315,013

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Year Ended December 31, 2009

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$236,492	$—	$13,311	$(2,999)	$246,804	$—	$—	$246,804
Cost of sales	167,125	—	12,386	(2,999)	176,512	—	—	176,512

Gross profit	69,367	—	925	—	70,292	—	—	70,292
Equity in earnings (losses) of subsidiary	(780)	—	—	780	—	2,605	(2,605)	—
Selling, general and administrative expenses	48,028	—	1,678	—	49,706	—	—	49,706

Income (loss) from operations	20,559	—	(753)	780	20,586	2,605	(2,605)	20,586
Other expense (income):
Interest expense, net	15,019	—	31	—	15,050	11,290	—	26,340
Amortization of deferred financing costs	2,895	—	—	—	2,895	1,189	—	4,084
Other, net	40	—	(4)	—	36	1,642	—	1,678

Total other expense (income)	17,954	—	27	—	17,981	14,121	—	32,102

Net income (loss)	$2,605	$—	$(780)	$780	$2,605	$(11,516)	$(2,605)	$(11,516)

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$330,603	$—	$6,327	$(5,382)	$331,548	$—	$—	$331,548
Cost of sales	232,748	—	7,061	(5,382)	234,427	—	—	234,427

Gross profit	97,855	—	(734)	—	97,121	—	—	97,121
Equity in earnings (losses) of subsidiary	(1,794)	—	—	1,794	—	(56,161)	56,161	—
Selling, general and administrative expenses	63,731	—	1,058	—	64,789	—	—	64,789
Impairment of goodwill and other intangible assets	73,938	—	—	—	73,938	—	—	73,938

Income (loss) from operations	(41,608)	—	(1,792)	1,794	(41,606)	(56,161)	56,161	(41,606)
Other expense (income):
Interest expense, net	13,341	—	—	—	13,341	11,353	—	24,694
Amortization of deferred financing costs	1,063	—	—	—	1,063	469	—	1,532
Other, net	149	—	2	—	151	—	—	151

Total other expense (income)	14,553	—	2	—	14,555	11,822	—	26,377

Net income (loss)	$(56,161)	$—	$(1,794)	$1,794	$(56,161)	$(67,983)	$56,161	$(67,983)

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$393,254	$—	$12,522	$(11,734)	$394,042	$—	$—	$394,042
Cost of sales	262,160	—	13,074	(11,734)	263,500	—	—	263,500

Gross profit	131,094	—	(552)	—	130,542	—	—	130,542
Equity in earnings (losses) of subsidiary	(989)	—	—	989	—	40,115	(40,115)	—
Selling, general and administrative expenses	75,603	—	409	—	76,012	—	—	76,012

Income (loss) from operations	54,502	—	(961)	989	54,530	40,115	(40,115)	54,530
Other expense (income):
Interest expense, net	13,098	—	6	—	13,104	10,514	—	23,618
Amortization of deferred financing costs	1,111	—	—	—	1,111	429	—	1,540
Other, net	178	—	22	—	200	—	—	200

Total other expense (income)	14,387	—	28	—	14,415	10,943	—	25,358

Net income (loss)	$40,115	$—	$(989)	$989	$40,115	$29,172	$(40,115)	$29,172

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$25,518	$—	$(717)	$—	$24,801	$70,529	$(83,909)	$11,421
Cash flows provided by (used in) investing activities	(7,268)	—	(969)	2,535	(5,702)	—	—	(5,702)
Cash flows provided by (used in) financing activities	(61,825)	—	2,535	(2,535)	(61,825)	(66,397)	83,909	(44,313)
Effect of exchange rates on cash	—	—	51	—	51	—	—	51

Net increase (decrease) in cash	(43,575)	—	900	—	(42,675)	4,132	—	(38,543)
Cash, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash, end of period	$15,791	$—	$940	$—	$16,731	$4,132	$—	$20,863

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$44,086	$—	$(1,485)	$—	$42,601	$4,363	$(4,621)	$42,343
Cash flows provided by (used in) investing activities	(8,417)	—	(767)	2,116	(7,068)	—	—	(7,068)
Cash flows provided by (used in) financing activities	(4,621)	—	2,116	(2,116)	(4,621)	(4,363)	4,621	(4,363)
Effect of exchange rates on cash	—	—	85	—	85	—	—	85

Net increase (decrease) in cash	31,048	—	(51)	—	30,997	—	—	30,997
Cash, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash, end of period	$59,366	$—	$40	$—	$59,406	$—	$—	$59,406

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$62,800	$—	$522	$—	$63,322	$24,204	$(24,658)	$62,868
Cash flows provided by (used in) investing activities	(13,717)	—	(877)	397	(14,197)	—	—	(14,197)
Cash flows provided by (used in) financing activities	(24,658)	—	397	(397)	(24,658)	(24,094)	24,658	(24,094)
Effect of exchange rates on cash	—	—	(96)	—	(96)	—	—	(96)

Net increase (decrease) in cash	24,425	—	(54)	—	24,371	110	—	24,481
Cash, beginning of period	3,893	—	145	—	4,038	(110)	—	3,928

Cash, end of period	$28,318	$—	$91	$—	$28,409	$—	$—	$28,409

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

7. Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2009 and 2008. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$180,000	$180,000	$—	$—
9.00% senior subordinated notes	—	—	148,000	125,800
9.75% senior discount notes	53,700	50,612	118,000	87,910

	Norcraft Companies, L.P.
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$180,000	$180,000	$—	$—
9.00% senior subordinated notes	—	—	148,000	125,800

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

8. Members’ Equity

Holdings:

At December 31, 2009 and 2008, there were 134,173,458 Class A units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the limited partnership agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The limited partnership agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2009 and 2008, there were 1,251,682 Class B units issued and outstanding. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with ASC Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the year ended December 31, 2009.

Compensation expense related to Class D units was $0.2 million, $0.2 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2008	2007
Weighted-average fair value of Class D units granted	$0.45	$0.74
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.59%	3.74%
Volatility	41.0%	32.9%
Expected lives	4.80	5.00

A summary of Class D unit activity under the Plan is as follows:

	2009		2008		2007
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Beginning balance	4,841,323	$0.73	5,129,311	$0.83	4,743,047	$0.64
Granted	—	$—	97,391	$1.18	929,445	$1.36
Exercised	—	$—	(15,464)	$2.27	(230,205)	$1.15
Forfeited/expired	(114,103)	$2.22	(369,915)	$2.21	(312,976)	$1.63

Ending balance	4,727,220	$0.69	4,841,323	$0.73	5,129,311	$0.83

Exercisable	4,221,824	$0.56	4,294,240	$0.59	3,903,789	$0.63

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2009 were $0.7 million. The Class D units vested during 2009 had no fair value. The total compensation cost of non-vested awards not yet recognized is $0.2 million.

The incentive plan and all Class D units will terminate in October 2013.

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing Holding’s and Norcraft’s notes payable, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2009 and 2008, there were 21.5 million units subject to the put request and 20.2 million units subject to the put request as of December 31, 2007.

The fair market value of a unit is estimated by dividing the current equity value of the Company by the number of vested units outstanding. The equity value of the Company is based on the earnings multiple used in the Acquisition times trailing twelve months’ EBITDA plus net cash and liability positions.

9. Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan during the year ended December 31, 2009 were minimal, while contributions to this plan for the years ended December 31, 2008 and 2007 were $1.2 million and $0.7 million, respectively.

10. Related Party Transactions

The Company has agreements with affiliates of two of its majority limited partners, Apax Partners, L.P. and Trimaran Fund Management, L.L.C., to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2009, 2008 and 2007.

11. Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. Certain lease agreements have terms for renewal or include rent escalation clauses. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.8 million, $2.8 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2010 and that do not have future non-cancelable commitments.

Future minimum lease payments under non-cancelable operating leases at December 31, 2009, are as follows:

Year Ending December 31,	Amount
2010	$2,196
2011	1,399
2012	621
2013	401
2014	382

$4,999

12. Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

13. Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$61,296	$60,909	$64,672	$59,927
Cost of sales	45,323	43,445	44,387	43,357

Gross profit	15,973	17,464	20,285	16,570
Selling, general and administrative expenses	12,692	12,473	11,940	12,601

Income from operations	3,281	4,991	8,345	3,969
Other expense (income):
Interest expense, net	6,353	6,309	6,315	7,363
Amortization of deferred financing costs	1,182	290	289	2,323
Other, net	39	29	28	1,582

	7,574	6,628	6,632	11,268

Net income (loss)	$(4,293)	$(1,637)	$1,713	$(7,299)

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Net sales	$61,296	$60,909	$64,672	$59,927
Cost of sales	45,323	43,445	44,387	43,357

Gross profit	15,973	17,464	20,285	16,570
Selling, general and administrative expenses	12,692	12,473	11,940	12,601

Income from operations	3,281	4,991	8,345	3,969
Other expense (income):
Interest expense, net	3,467	3,423	3,429	4,731
Amortization of deferred financing costs	1,062	171	169	1,493
Other, net	39	29	28	(60)

	4,568	3,623	3,626	6,164

Net income (loss)	$(1,287)	$1,368	$4,719	$(2,195)

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

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

14. Recently Issued Accounting Pronouncements

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements—(Continued)

(dollar amounts in thousands)

In May 2009, the FASB issued ASC 855, Subsequent Events. ASC 855 is intended to establish general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of ASC 855 for the quarter ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this annual report on Form 10-K and such use has not impacted the consolidated results of the Company.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2009
Allowance for uncollectible accounts	$2,022	$1,121	$(2,145)	$998
Inventory allowance for obsolescence	2,204	1,412	(112)	3,504

2008
Allowance for uncollectible accounts	$1,862	$2,144	$(1,984)	$2,022
Inventory allowance for obsolescence	1,908	591	(295)	2,204

2007
Allowance for uncollectible accounts	$1,094	$1,636	$(868)	$1,862
Inventory allowance for obsolescence	1,579	638	(309)	1,908

S-1

Exhibit	Description

3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007).

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4% Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4% Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9% Senior Subordinated Notes due 2011 between Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9% Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

4.5	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA (incorporated by reference to Exhibit 4.5 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

4.6	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer (incorporated by reference to Exhibit 4.6 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as issuing Bank, Administrative Agent and Collateral Agent and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on May 8, 2006).

10.2	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.3	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.4	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.5	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

E-1

Exhibit	Description

10.6	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.7	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.8	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.9	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.10	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.12	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.13	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.14	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.15	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.16	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.17	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon. (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1*	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-2