Form 10-Q
period 2010-03-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2010-05-17
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$20,816	$20,863	$19,302	$16,731
Trade accounts receivable, net	22,026	17,987	22,026	17,987
Inventories	17,628	16,380	17,628	16,380
Prepaid expenses	1,459	1,629	1,459	1,629

Total current assets	61,929	56,859	60,415	52,727

Property, plant and equipment, net	30,884	31,925	30,884	31,925

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Brand names	35,100	35,100	35,100	35,100
Customer relationships, net	38,215	39,332	38,215	39,332
Deferred financing costs, net	7,442	7,483	6,921	6,908
Display cabinets, net	5,543	5,394	5,543	5,394
Other	49	70	49	70

Total other assets	174,770	175,800	174,249	175,225

Total assets	$267,583	$264,584	$265,548	$259,877

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,740	$6,626	$8,740	$6,626
Accrued expenses	19,686	16,841	19,250	15,096

Total current liabilities	28,426	23,467	27,990	21,722

Long-term debt	233,700	233,700	180,000	180,000
Unamortized discount on bonds payable	(2,781)	(2,903)	(2,781)	(2,903)
Other liabilities	305	287	305	287

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	8,076	7,546	—	—

Members’ equity (deficit)	(143)	2,487	60,034	60,771

Total liabilities and members’ equity (deficit)	$267,583	$264,584	$265,548	$259,877

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Net sales	$61,833	$61,296	$61,833	$61,296
Cost of sales	44,617	45,323	44,617	45,323

Gross profit	17,216	15,973	17,216	15,973

Selling, general and administrative expenses	12,671	12,692	12,671	12,692

Income from operations	4,545	3,281	4,545	3,281

Other expense:
Interest expense, net	6,354	6,353	5,045	3,467
Amortization of deferred financing costs	367	1,182	313	1,062
Other, net	30	39	30	39

Total other expense	6,751	7,574	5,388	4,568

Net loss	$(2,206)	$(4,293)	$(843)	$(1,287)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income (Loss)

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Total comprehensive loss

Members’ equity at January 1, 2010	$2,487

Stock compensation expense	45

Accretion on members’ interest subject to put request	(530)

Foreign currency translation adjustment	61	61

Net loss	(2,206)	(2,206)

Total comprehensive loss		$(2,145)

Members’ deficit at March 31, 2010	$(143)

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Total comprehensive loss
Member’s equity at January 1, 2010	$60,771

Stock compensation expense	45

Foreign currency translation adjustment	61	61

Net loss	(843)	(843)

Total comprehensive loss		$(782)

Member’s equity at March 31, 2010	$60,034

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Cash flows from operating activities:
Net loss	$(2,206)	$(4,293)	$(843)	$(1,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,457	1,432	1,457	1,432
Amortization:
Customer relationships	1,117	1,117	1,117	1,117
Deferred financing costs	367	1,182	313	1,062
Display cabinets	1,088	1,425	1,088	1,425
Discount amortization/accreted interest	122	—	122	—
Provision for uncollectible accounts receivable	(26)	282	(26)	282
Provision for obsolete and excess inventory	354	293	354	293
Provision for warranty claims	641	515	641	515
Stock compensation expense	45	55	45	55
Gain on disposal of assets	(1)	(6)	(1)	(6)
Change in operating assets and liabilities:
Trade accounts receivable	(3,935)	(1,575)	(3,935)	(1,575)
Inventories	(1,591)	(61)	(1,591)	(61)
Prepaid expenses	173	417	173	417
Other assets	21	(12)	21	(12)
Accounts payable and accrued expenses	4,482	499	5,791	3,375

Net cash provided by operating activities	2,108	1,270	4,726	7,032

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	8	1	8
Purchase of property, plant and equipment	(595)	(596)	(595)	(596)
Additions to display cabinets	(1,237)	(692)	(1,237)	(692)

Net cash used in investing activities	(1,831)	(1,280)	(1,831)	(1,280)

Cash flows from financing activities:
Payment in financing costs	(326)	—	(326)	—
Transfer to restricted cash	—	(5,618)	—	(5,618)
Distributions to members	—	—	—	(5,762)

Net cash used in financing activities	(326)	(5,618)	(326)	(11,380)

Effect of exchange rates on cash	2	(13)	2	(13)

Net increase (decrease) in cash and cash equivalents	(47)	(5,641)	2,571	(5,641)

Cash and cash equivalents, beginning of the period	20,863	59,406	16,731	59,406

Cash and cash equivalents, end of period	$20,816	$53,765	$19,302	$53,765

Supplemental disclosure of non-cash transactions:
Change in equity subject to put request	$530	$(5,685)	$—	$—
Purchase of property, plant and equipment with consideration other than cash	$201	$—	$201	$—

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. In March 2009, Norcraft distributed approximately $5.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. On April 3, 2009, as described in Note 7 below, Norcraft distributed an additional $10.0 million to Holdings to enable it to make future cash interest payments on these notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for these notes out of the $10.0 million. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. Other than the remaining $53.7 million of the senior discount notes, cash, related deferred issuance costs, related interest and amortization expense and related debt extinguishment loss, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2010 and 2009 and for the three months ended March 31, 2010 and 2009 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31, 2010	December 31, 2009
Trade accounts receivable	$22,989	$18,985
Less: Allowance for uncollectible accounts	(963)	(998)

Trade accounts receivable, net	$22,026	$17,987

3.	Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials and supplies	$10,893	$11,173
Work in process	2,424	2,610
Finished goods	4,311	2,597

	$17,628	$16,380

4.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(28,785)	$67,000	$(27,668)
Deferred financing costs	8,916	(1,474)	8,590	(1,107)

Total	$75,916	$(30,259)	$75,590	$(28,775)

	Norcraft Companies, L.P.
	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(28,785)	$67,000	$(27,668)
Deferred financing costs	7,308	(387)	6,982	(74)

Total	$74,308	$(29,172)	$73,982	$(27,742)

There were no events or circumstances during the three months ended March 31, 2010 to indicate that the following assets not subject to amortization might be impaired.

	March 31, 2010	December 31, 2009
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

5.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2010	December 31, 2009

Salaries, wages and employee benefits	$6,134	$6,842
Commissions, rebates and marketing programs	2,213	2,457
Workers’ compensation	2,223	2,005
Interest	6,316	2,926
Other, including product warranty accruals	2,800	2,611

	$19,686	$16,841

	Norcraft Companies, L.P.
	March 31, 2010	December 31, 2009

Salaries, wages and employee benefits	$6,134	$6,842
Commissions, rebates and marketing programs	2,213	2,457
Workers’ compensation	2,223	2,005
Interest	5,880	1,181
Other, including product warranty accruals	2,800	2,611

	$19,250	$15,096

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	March 31, 2010	March 31, 2009

Beginning balance	$494	$635
Accruals for warranties	641	515
Claims paid	(576)	(583)

Ending balance	$559	$567

Product warranty accrual is a component of the “Other” category in the accrued expenses tables above.

6.	Stock-Based Compensation

Holdings has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company.

Previously, under the terms of the Plan, the Class D units generally began to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period (time based vesting) and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years (probability based vesting).

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings.

Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with ASC Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry.

Compensation expense related to Class D units was negligible for the three months ended March 31, 2010. This compares to compensation expense of $0.1 million for the three months ended March 31, 2009. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended March 31, 2010
	Units	Weighted-Average Exercise Price (1)
Beginning balance	4,727,220	$0.24
Granted	3,472,765	$0.35
Exercised	—	$—
Forfeited/expired	(1,406,837)	$1.87

Ending balance	6,793,148	$0.27

Exercisable balance	3,254,157	$0.17

(1) As modified.

The intrinsic values of the issued Class D units and exercisable Class D units at March 31, 2010 were $1.0 million and $0.8 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$180,000	$180,000	$180,000
Senior discount notes (due in 2012 with interest payable at 9.75%)	53,700	53,700	—	—

Long term debt	$233,700	$233,700	$180,000	$180,000

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, subject to a current borrowing base of approximately $18.4 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL Credit Agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2010, the Company was in compliance with these provisions.

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

As of March 31, 2010, there were no borrowings outstanding under the ABL Facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL Facility at March 31, 2010, and therefore, the Company’s total availability under the ABL Facility as of December 31, 2010, was approximately $13.0 million.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10  1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10  1/2% per annum, commencing on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9  3/4% senior discount notes due 2012.

Norcraft may redeem the senior secured second lien notes, in whole or in part, at any time on or after December 15, 2012, at a redemption price equal to 100% of the principal amount of the senior secured second lien notes plus a premium declining ratably to par plus accrued interest.

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the offerings of proceeds of qualified equity offering at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Prior to December 15, 2012, Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium plus accrued interest.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2010, Holdings was in compliance with these provisions.

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

The Company currently anticipates that the distributions permitted under the indenture governing the Company’s senior secured second lien notes will be sufficient to allow Holdings to make cash interest payments on the senior discount notes through September 2012. No assurances can be made that such amounts will be sufficient, however, and if Norcraft is not permitted to make additional cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to the Company or at all.

The following represents certain condensed consolidating financial information as of March 31, 2010 and December 31, 2009 and for the periods ended March 31, 2010 and 2009 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$56,505	$—	$3,910	$—	$60,415	$1,514	$—	$61,929
Property, plant & equipment, net	26,092	—	4,792	—	30,884	—	—	30,884

Investments in subsidiary	(1,501)	—	—	1,501	—	60,034	(60,034)	—

Other assets	183,007	—	213	(8,971)	174,249	521	—	174,770

Total assets	$264,103	$—	$8,915	$(7,470)	$265,548	$62,069	$(60,034)	$267,583

Current liabilities	$26,545	$—	$1,445	$—	$27,990	$436	$—	$28,426

Long-term debt	180,000	—	8,971	(8,971)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,781)	—	—	—	(2,781)	—	—	(2,781)

Other liabilities	305	—	—	—	305	—	—	305
Members’ equity subject to put request	—	—	—	—	—	8,076	—	8,076

Members’ equity (deficit)	60,034	—	(1,501)	1,501	60,034	(143)	(60,034)	(143)

Total liabilities & members’ equity (deficit)	$264,103	$—	$8,915	$(7,470)	$265,548	$62,069	$(60,034)	$267,583

As of December 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$48,475	$—	$4,252	$—	$52,727	$4,132	$—	$56,859
Property, plant & equipment, net	27,148	—	4,777	—	31,925	—	—	31,925

Investments in subsidiary	(1,529)	—	—	1,529	—	60,771	(60,771)	—

Other assets	184,346	—	213	(9,334)	175,225	575	—	175,800

Total assets	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

Current liabilities	$20,285	$—	$1,437	$—	$21,722	$1,745	$—	$23,467

Long-term debt	180,000	—	9,334	(9,334)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,903)	—	—	—	(2,903)	—	—	(2,903)

Other liabilities	287	—	—	—	287	—	—	287
Members’ equity subject to put request	—	—	—	—	—	7,546	—	7,546

Members’ equity (deficit)	60,771	—	(1,529)	1,529	60,771	2,487	(60,771)	2,487

Total liabilities & members’ equity (deficit)	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended March 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$58,006	$—	$4,551	$(724)	$61,833	$—	$—	$61,833

Cost of sales	41,266	—	4,075	(724)	44,617	—	—	44,617

Gross profit	16,740	—	476	—	17,216	—	—	17,216
Equity in earnings (losses) of subsidiary	(33)	—	—	33	—	(843)	843	—
Selling, general and administrative expenses	12,167	—	504	—	12,671	—	—	12,671

Income (loss) from operations	4,540	—	(28)	33	4,545	(843)	843	4,545
Other expense (income):

Interest expense, net	5,040	—	5	—	5,045	1,309	—	6,354
Amortization of deferred financing costs	313	—	—	—	313	54	—	367

Other, net	30	—	—	—	30	—	—	30

Total other expense, net	5,383	—	5	—	5,388	1,363	—	6,751

Net income (loss)	$(843)	$—	$(33)	$33	$(843)	$(2,206)	$843	$(2,206)

For the Three Months Ended March 31, 2009 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.

Net sales	$60,090	$—	$2,079	$(873)	$61,296	$—	$—	$61,296

Cost of sales	44,113	—	2,083	(873)	45,323	—	—	45,323

Gross profit	15,977	—	(4)	—	15,973	—	—	15,973
Equity in earnings (losses) of subsidiary	(333)	—	—	333	—	(1,287)	1,287	—
Selling, general and administrative expenses	12,363	—	329	—	12,692	—	—	12,692

Income (loss) from operations	3,281	—	(333)	333	3,281	(1,287)	1,287	3,281
Other expense (income):

Interest expense, net	3,465	—	2	—	3,467	2,886	—	6,353
Amortization of deferred financing costs	1,062	—	—	—	1,062	120	—	1,182

Other, net	41	—	(2)	—	39	—	—	39

Total other expense, net	4,568	—	—	—	4,568	3,006	—	7,574

Net income (loss)	$(1,287)	$—	$(333)	$333	$(1,287)	$(4,293)	$1,287	$(4,293)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$4,855	$—	$(129)	$—	$4,726	$(2,618)	$—	$2,108
Cash flows provided by (used in) investing activities	(1,206)	—	(262)	(363)	(1,831)	—	—	(1,831)
Cash flows provided by (used in) financing activities	(326)	—	(363)	363	(326)	—	—	(326)
Effect of exchange rates on cash	—	—	2	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	3,323	—	(752)	—	2,571	(2,618)	—	(47)
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731	4,132	—	20,863

Cash and cash equivalents, end of period	$19,114	$—	$188	$—	$19,302	$1,514	$—	$20,816

For the Three Months Ended March 31, 2009 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$7,743	$—	$(711)	$—	$7,032	$—	$(5,762)	$1,270
Cash flows provided by (used in) investing activities	(2,199)	—	(68)	987	(1,280)	—	—	(1,280)
Cash flows provided by (used in) financing activities	(11,380)	—	987	(987)	(11,380)	—	5,762	(5,618)
Effect of exchange rates on cash	—	—	(13)	—	(13)	—	—	(13)

Net increase (decrease) in cash and cash equivalents	(5,836)	—	195	—	(5,641)	—	—	(5,641)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$53,530	$—	$235	$—	$53,765	$—	$—	$53,765

(1)	Co-issuers

8.	Accounting Changes

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on the consolidated financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2009 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”). Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Holdings together with Norcraft.

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through six brands: Mid Continent CabinetryTM, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, FieldstoneTM and Brookwood®. The Mid Continent and Norcraft brands correspond to the Mid Continent division, while the UltraCraft brand corresponds to that division and the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division. Additionally, our Winnipeg, Canada facility sells cabinets into the Canadian market under the Norcraft Canada brand.

As mentioned below, during the three months ended March 31, 2010, although the number of incoming orders has slightly improved relative to the prior three months ended March 31, 2009, overall demand remains below pre-recession levels. As in past quarters, cost reductions and commodity pricing continue to have a positive impact on gross profit margins.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2%	73.9%	72.2%	73.9%

Gross profit	27.8%	26.1%	27.8%	26.1%
Selling, general and administrative expenses	20.5%	20.7%	20.5%	20.7%

Income from operations	7.3%	5.4%	7.3%	5.4%

Interest expense, net	10.3%	10.4%	8.2%	5.7%
Amortization of deferred financing costs	0.6%	1.9%	0.5%	1.7%
Other, net	0.0%	0.1%	0.0%	0.1%

Net loss	(3.6)%	(7.0)%	(1.4)%	(2.1)%

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Net Sales. Net sales increased by $0.5 million, or 0.9%, from $61.3 million for the three months ended March 31, 2009 to $61.8 million for the same period of 2010. The industry-wide slow-down in the U.S. housing market and general economic slow-down continue to impact sales across all U.S. divisions. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The increase in sales is mainly attributable to the increase in sales from the Winnipeg, Canada facility.

Cost of Sales. Cost of sales decreased by $0.7 million, or 1.6%, from $45.3 million for the three months ended March 31, 2009 to $44.6 million for same period of 2010. The decrease was primarily attributable to lower commodity pricing. Cost of sales as a percentage of net sales decreased from 73.9% for the three months ended March 31, 2009 to 72.2% for the same period of 2010.

Gross Profit. Gross profit increased by $1.2 million, or 7.8%, from $16.0 million for the three months ended March 31, 2009 to $17.2 million for the same period of 2010. Gross profit as a percentage of net sales increased from 26.1% for the three months ended March 31, 2009 to 27.8% for the same period of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were flat at $12.7 million for the three months ended March 31, 2009 and 2010. Selling, general and administrative expenses as a percentage of net sales decreased from 20.7% for the three months ended March 31, 2009 to 20.5% for the same period of 2010.

Income from Operations. Income from operations increased by $1.2 million, or 38.5%, from $3.3 million for the three months ended March 31, 2009 compared to $4.5 million for the same period of 2010. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 5.4% for the three months ended March 31, 2009 to 7.3% for the same period of 2010.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses decreased by $0.9 million, or 10.9%, from $7.6 million for the three months ended March 31, 2009 to $6.7 million for the same period of 2010. Amortization of deferred financing charges decreased by $0.9 million mostly related to the termination of our senior secured credit facility during the first quarter of 2009. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales decreased from 12.4% for the three months ended March 31, 2009 to 10.9% for the same period of 2010.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $0.7 million, or 18.0%, from $4.6 million for the three months ended March 31, 2009 to $5.3 million for the same period of 2010. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 7.5% for the three months ended March 31, 2009 to 8.7% for the same period of 2010.

Net Loss. Holdings’ net loss decreased by $2.1 million from $4.3 million for the three months ended March 31, 2009 compared to $2.2 million for the same period of 2010, for the reasons described above. Net loss as a percentage of net sales for Holdings decreased from (7.0)% for the three months ended March 31, 2009 to (3.6)% for the same period of 2010.

Norcraft’s net loss decreased $0.5 million from $1.3 million for the three months ended March 31, 2009 compared to $0.8 million for the same period of 2010, for the reasons described above. Net loss as a percentage of net sales for Norcraft decreased from (2.1)% for the three months ended March 31, 2009 to (1.4)% for the same period of 2010.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow.

Cash provided by operating activities of Holdings was $2.1 million for the three months ended March 31, 2010, compared with $1.3 million for the same period of 2009, an increase of $0.8 million. The increase was primarily due to a decrease in net loss of $2.1 million as discussed above and a $4.0 million change in operating liabilities offset by a $4.1 million change in operating assets and $1.2 million of lower amortization costs for deferred financing and display cabinets.

Cash provided by operating activities of Norcraft was $4.7 million for the three months ended March 31, 2010, compared with $7.0 million for the same period of 2009, a decrease of $2.3 million. The decrease was primarily due to a decrease in net loss of $0.5 million as discussed above and a $2.4 million change in operating liabilities offset by a $4.1 million change in operating assets and $1.1 million of lower amortization costs for deferred financing and display cabinets.

Cash used in investing activities was $1.8 million for the three months ended March 31, 2010, compared with $1.3 million for the same period of 2009, an increase of $0.5 million. Capital expenditures were $0.6 million for both the three months ended March 31, 2010 and 2009. Also, additions to display cabinets were $1.2 million for the three months ended March 31, 2010, compared with $0.7 million for the same period of 2009, an increase of $0.5 million.

Cash used in financing activities of Holdings was $0.3 million for the three months ended March 31, 2010, compared with $5.6 million used in the same period of 2009, a decrease of $5.3 million. This decrease was due to a transfer of restricted cash of $5.6 million during the first quarter of 2009, offset by payments of financing costs of $0.3 million during the first quarter of 2010.

Cash used in financing activities of Norcraft was $0.3 million for the three months ended March 31, 2010, compared with $11.4 million used in the same period of 2009, a decrease of $11.1 million. This decrease was mostly due to distributions to members of $5.8 million and a transfer of restricted cash of $5.6 million during the first quarter of 2009, offset by payments of financing costs of $0.3 million during the first quarter of 2010.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million subject to a current borrowing base of approximately $18.3 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

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

As of March 31, 2010, there were no borrowings outstanding under the ABL facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL facility at March 31, 2010, and therefore, our total availability under the ABL facility as of March 31, 2010, was approximately $13.0 million.

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

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9  3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9  3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of March 31, 2010, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2010, Holdings was in compliance with these provisions.

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

Critical Accounting Polices

In our Annual Report on Form 10-K for the year ended December 31, 2009, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2010, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 8% of our sales during the period ended March 31, 2010 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. Disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter

Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: May 17, 2010	Date: May 17, 2010
Signing on behalf of the Registrant and as Principal Executive Officer	Signing on behalf of the Registrant and as Principal Accounting Officer