Form 10-Q
period 2010-06-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2010-08-16
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

This Form 10-Q is a combined quarterly report being filed separately by two registrants: Norcraft Holdings, L.P. and Norcraft Companies, L.P. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Norcraft Holdings, L.P. and any reference to “Norcraft” refers to Norcraft Companies, L.P., the wholly-owned operating subsidiary of Holdings. The “Company”, “we”, “us” and “our” refer to Norcraft Holdings, L.P., together with Norcraft Companies, L.P. and its subsidiaries.

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

PART I. FINANCIAL INFORMATION

Item  1.

Consolidated Balance Sheets

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$23,501	$20,863	$21,987	$16,731
Trade accounts receivable, net	23,429	17,987	23,429	17,987
Inventories	18,378	16,380	18,378	16,380
Prepaid expenses	1,649	1,629	1,649	1,629

Total current assets	66,957	56,859	65,443	52,727

Property, plant and equipment, net	30,013	31,925	30,013	31,925

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Brand names	35,100	35,100	35,100	35,100
Customer relationships, net	37,098	39,332	37,098	39,332
Deferred financing costs, net	7,234	7,483	6,766	6,908
Display cabinets, net	5,347	5,394	5,347	5,394
Other	49	70	49	70

Total other assets	173,249	175,800	172,781	175,225

Total assets	$270,219	$264,584	$268,237	$259,877

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,835	$6,626	$9,835	$6,626
Accrued expenses	18,456	16,841	16,711	15,096

Total current liabilities	28,291	23,467	26,546	21,722

Long-term debt	233,700	233,700	180,000	180,000
Unamortized discount on bonds payable	(2,659)	(2,903)	(2,659)	(2,903)
Other liabilities	318	287	318	287

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	12,537	7,546	—	—

Members’ equity (deficit)	(1,968)	2,487	64,032	60,771

Total liabilities and members’ equity (deficit)	$270,219	$264,584	$268,237	$259,877

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$74,107	$60,909	$135,940	$122,205
Cost of sales	51,321	43,445	95,938	88,768

Gross profit	22,786	17,464	40,002	33,437

Selling, general and administrative expenses	13,519	12,473	26,190	25,165

Income from operations	9,267	4,991	13,812	8,272

Other expense:
Interest expense, net	6,315	6,309	12,669	12,662
Amortization of deferred financing costs	394	290	761	1,472
Other, net	43	29	73	68

Total other expense	6,752	6,628	13,503	14,202

Net income (loss)	$2,515	$(1,637)	$309	$(5,930)

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$74,107	$60,909	$135,940	$122,205
Cost of sales	51,321	43,445	95,938	88,768

Gross profit	22,786	17,464	40,002	33,437

Selling, general and administrative expenses	13,519	12,473	26,190	25,165

Income from operations	9,267	4,991	13,812	8,272

Other expense:
Interest expense, net	5,006	3,423	10,051	6,890
Amortization of deferred financing costs	341	171	654	1,233
Other, net	43	29	73	68

Total other expense	5,390	3,623	10,778	8,191

Net income	$3,877	$1,368	$3,034	$81

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Total Comprehensive Income

Members’ equity at January 1, 2010	$2,487

Issuance of members’ interest	125

Stock compensation expense	93

Accretion on members’ interest subject to put request	(4,991)

Foreign currency translation adjustment	9	9

Net income	309	309

Total comprehensive income		$318

Members’ deficit at June 30, 2010	$(1,968)

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Total Comprehensive Income
Member’s equity at January 1, 2010	$60,771

Issuance of members’ interest	125

Stock compensation expense	93

Foreign currency translation adjustment	9	9

Net income	3,034	3,034

Total comprehensive income		$3,043

Member’s equity at June 30, 2010	$64,032

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$309	$(5,930)	$3,034	$81
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,920	2,878	2,920	2,878
Amortization:
Customer relationships	2,234	2,233	2,234	2,233
Deferred financing costs	761	1,472	654	1,233
Display cabinets	2,191	2,820	2,191	2,820
Discount amortization/accreted interest	244	—	244	—
Provision for uncollectible accounts receivable	(19)	520	(19)	520
Provision for obsolete and excess inventories	205	544	205	544
Provision for warranty claims	1,343	1,045	1,343	1,045
Stock compensation expense	93	78	93	78
(Gain) loss on disposal of assets	(46)	113	(46)	113
Change in operating assets and liabilities:
Trade accounts receivable	(5,399)	(1,170)	(5,399)	(1,170)
Inventories	(2,191)	(48)	(2,191)	(48)
Prepaid expenses	(19)	399	(19)	399
Other assets	21	(12)	21	(12)
Accounts payable and accrued expenses	3,680	(1,196)	3,680	(1,196)

Net cash provided by operating activities	6,327	3,746	8,945	9,518

Cash flows from investing activities:
Proceeds from sale of property and equipment	47	9	47	9
Purchase of property, plant and equipment	(1,186)	(1,362)	(1,186)	(1,362)
Additions to display cabinets	(2,144)	(1,751)	(2,144)	(1,751)

Net cash used in investing activities	(3,283)	(3,104)	(3,283)	(3,104)

Cash flows from financing activities:
Payment in financing costs	(512)	—	(512)	—
Transfer to restricted cash	—	(5,618)	—	(5,618)
Proceeds from issuance of member interests	125	—	125	—
Contributions from (distributions to) members	—	4	—	(15,768)

Net cash used in financing activities	(387)	(5,614)	(387)	(21,386)

Effect of exchange rates on cash	(19)	(13)	(19)	(13)

Net increase (decrease) in cash and cash equivalents	2,638	(4,985)	5,256	(14,985)

Cash and cash equivalents, beginning of the period	20,863	59,406	16,731	59,406

Cash and cash equivalents, end of period	$23,501	$54,421	$21,987	$44,421

Supplemental disclosure of non-cash transactions:
Change in equity subject to put request	$4,991	$(12,706)	$—	$—

Purchase of property, plant and equipment with consideration other than cash	$201	$—	$201	$—

See notes to consolidated financial statements.

Norcraft Holdings, L.P.                        Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings, Norcraft and its subsidiaries are collectively referred to as the “Company.”

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2010 and 2009 and for the three and six months ended June 30, 2010 and 2009 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2010	December 31, 2009
Trade accounts receivable	$24,501	$18,985
Less: Allowance for uncollectible accounts	(1,072)	(998)

Trade accounts receivable, net	$23,429	$17,987

3.	Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials and supplies	$11,228	$11,173
Work in process	2,515	2,610
Finished goods	4,635	2,597

	$18,378	$16,380

4.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(29,902)	$67,000	$(27,668)
Deferred financing costs	9,102	(1,868)	8,590	(1,107)

Total	$76,102	$(31,770)	$75,590	$(28,775)

	Norcraft Companies, L.P.
	June 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(29,902)	$67,000	$(27,668)
Deferred financing costs	7,494	(728)	6,982	(74)

Total	$74,494	$(30,630)	$73,982	$(27,742)

There were no events or circumstances during the three or six months ended June 30, 2010 to indicate that the following assets not subject to amortization should be evaluated for potential impairment.

	June 30, 2010	December 31, 2009
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

5.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	June 30, 2010	December 31, 2009

Salaries, wages and employee benefits	$8,263	$6,842
Commissions, rebates and marketing programs	2,818	2,457
Workers’ compensation	2,027	2,005
Interest	2,533	2,926
Other, including product warranty accruals	2,815	2,611

	$18,456	$16,841

	Norcraft Companies, L.P.
	June 30, 2010	December 31, 2009

Salaries, wages and employee benefits	$8,263	$6,842
Commissions, rebates and marketing programs	2,818	2,457
Workers’ compensation	2,027	2,005
Interest	788	1,181
Other, including product warranty accruals	2,815	2,611

	$16,711	$15,096

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	June 30, 2010	June 30, 2009
Beginning balance	$494	$635
Accruals for warranties	1,343	1,045
Claims paid	(1,158)	(1,135)

Ending balance	$679	$545

6.	Stock-Based Compensation

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

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. This change did not have a significant impact on stock compensation expense. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings.

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

Compensation expense related to Class D units was $0.05 million and $0.09 million for the three and six months ended June 30, 2010, respectively. This compares to compensation expense of $0.02 million and $0.08 million for the three and six months ended June 30, 2009, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2010
	Units	Weighted-Average Exercise Price (1)
Beginning balance	4,727,220	$0.24
Granted	3,620,199	$0.35
Forfeited/expired	(1,535,842)	$1.81

Ending balance	6,811,577	$0.26

Exercisable balance	3,125,152	$0.13

(1)	As modified.

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2010 were $2.2 million and $1.4 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$180,000	$180,000	$180,000
Senior discount notes (due in 2012 with interest payable at 9.75%)	53,700	53,700	—	—

Long term debt	$233,700	$233,700	$180,000	$180,000

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, subject to a current borrowing base of approximately $19.1 million, less a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL Credit Agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of June 30, 2010, the Company was in compliance with these provisions.

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

As of June 30, 2010, there were no borrowings outstanding under the ABL Facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL Facility at June 30, 2010, and therefore, the Company’s total availability under the ABL Facility as of June 30, 2010, was approximately $13.7 million.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9 3/4% senior discount notes due 2012.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2010, Holdings was in compliance with these provisions.

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

The following represents certain condensed consolidating financial information as of June 30, 2010 and December 31, 2009 and for the periods ended June 30, 2010 and 2009 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$60,518	$—	$4,925	$—	$65,443	$1,514	$—	$66,957
Property, plant & equipment, net	25,172	—	4,841	—	30,013	—	—	30,013
Investments in subsidiary	(1,476)	—	—	1,476	—	64,032	(64,032)	—
Other assets	182,273	—	213	(9,705)	172,781	468	—	173,249

Total assets	$266,487	$—	$9,979	$(8,229)	$268,237	$66,014	$(64,032)	$270,219

Current liabilities	$24,796	$—	$1,750	$—	$26,546	$1,745	$—	$28,291
Long-term debt	180,000	—	9,705	(9,705)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,659)	—	—	—	(2,659)	—	—	(2,659)
Other liabilities	318	—	—	—	318	—	—	318
Members’ equity subject to put request	—	—	—	—	—	12,537	—	12,537
Members’ equity (deficit)	64,032	—	(1,476)	1,476	64,032	(1,968)	(64,032)	(1,968)

Total liabilities & members’ equity (deficit)	$266,487	$—	$9,979	$(8,229)	$268,237	$66,014	$(64,032)	$270,219

As of December 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$48,475	$—	$4,252	$—	$52,727	$4,132	$—	$56,859
Property, plant & equipment, net	27,148	—	4,777	—	31,925	—	—	31,925
Investments in subsidiary	(1,529)	—	—	1,529	—	60,771	(60,771)	—
Other assets	184,346	—	213	(9,334)	175,225	575	—	175,800

Total assets	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

Current liabilities	$20,285	$—	$1,437	$—	$21,722	$1,745	$—	$23,467
Long-term debt	180,000	—	9,334	(9,334)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,903)	—	—	—	(2,903)	—	—	(2,903)
Other liabilities	287	—	—	—	287	—	—	287
Members’ equity subject to put request	—	—	—	—	—	7,546	—	7,546
Members’ equity (deficit)	60,771	—	(1,529)	1,529	60,771	2,487	(60,771)	2,487

Total liabilities & members’ equity (deficit)	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$69,592	$—	$5,299	$(784)	$74,107	$—	$—	$74,107
Cost of sales	47,579	—	4,526	(784)	51,321	—	—	51,321

Gross profit	22,013	—	773	—	22,786	—	—	22,786
Equity in earnings (losses) of subsidiary	77	—	—	(77)	—	3,877	(3,877)	—
Selling, general and administrative expenses	12,834	—	685	—	13,519	—	—	13,519

Income (loss) from operations	9,256	—	88	(77)	9,267	3,877	(3,877)	9,267
Other expense (income):
Interest expense, net	4,992	—	14	—	5,006	1,309	—	6,315
Amortization of deferred financing costs	341	—	—	—	341	53	—	394
Other, net	46	—	(3)	—	43	—	—	43

Total other expense, net	5,379	—	11	—	5,390	1,362	—	6,752

Net income (loss)	$3,877	$—	$77	$(77)	$3,877	$2,515	$(3,877)	$2,515

For the Three Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$58,536	$—	$3,134	$(761)	$60,909	$—	$—	$60,909
Cost of sales	41,313	—	2,893	(761)	43,445	—	—	43,445

Gross profit	17,223	—	241	—	17,464	—	—	17,464
Equity in earnings (losses) of subsidiary	(170)	—	—	170	—	1,368	(1,368)	—
Selling, general and administrative expenses	12,066	—	407	—	12,473	—	—	12,473

Income (loss) from operations	4,987	—	(166)	170	4,991	1,368	(1,368)	4,991
Other expense (income):
Interest expense, net	3,419	—	4	—	3,423	2,886	—	6,309
Amortization of deferred financing costs	171	—	—	—	171	119	—	290
Other, net	29	—	—	—	29	—	—	29

Total other expense, net	3,619	—	4	—	3,623	3,005	—	6,628

Net income (loss)	$1,368	$—	$(170)	$170	$1,368	$(1,637)	$(1,368)	$(1,637)

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Six Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$127,598	$—	$9,850	$(1,508)	$135,940	$—	$—	$135,940
Cost of sales	88,845	—	8,601	(1,508)	95,938	—	—	95,938

Gross profit	38,753	—	1,249	—	40,002	—	—	40,002
Equity in earnings (losses) of subsidiary	44	—	—	(44)	—	3,034	(3,034)	—
Selling, general and administrative expenses	25,001	—	1,189	—	26,190	—	—	26,190

Income (loss) from operations	13,796	—	60	(44)	13,812	3,034	(3,034)	13,812
Other expense (income):
Interest expense, net	10,032	—	19	—	10,051	2,618	—	12,669
Amortization of deferred financing costs	654	—	—	—	654	107	—	761
Other, net	76	—	(3)	—	73	—	—	73

Total other expense, net	10,762	—	16	—	10,778	2,725	—	13,503

Net income (loss)	$3,034	$—	$44	$(44)	$3,034	$309	$(3,034)	$309

For the Six Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$118,626	$—	$5,213	$(1,634)	$122,205	$—	$—	$122,205
Cost of sales	85,426	—	4,976	(1,634)	88,768	—	—	88,768

Gross profit	33,200	—	237	—	33,437	—	—	33,437
Equity in earnings (losses) of subsidiary	(503)	—	—	503	—	81	(81)	—
Selling, general and administrative expenses	24,429	—	736	—	25,165	—	—	25,165

Income (loss) from operations	8,268	—	(499)	503	8,272	81	(81)	8,272
Other expense (income):
Interest expense, net	6,884	—	6	—	6,890	5,772	—	12,662
Amortization of deferred financing costs	1,233	—	—	—	1,233	239	—	1,472
Other, net	70	—	(2)	—	68	—	—	68

Total other expense, net	8,187	—	4	—	8,191	6,011	—	14,202

Net income (loss)	$81	$—	$(503)	$503	$81	$(5,930)	$(81)	$(5,930)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$9,311	$—	$(366)	$—	$8,945	$(2,743)	$125	$6 ,327
Cash flows provided by (used in) investing activities	(3,083)	—	(571)	371	(3,283)	—	—	(3,283)
Cash flows provided by (used in) financing activities	(387)	—	371	(371)	(387)	125	(125)	(387)
Effect of exchange rates on cash	—	—	(19)	—	(19)	—	—	(19)

Net increase (decrease) in cash and cash equivalents	5,841	—	(585)	—	5,256	(2,618)	—	2,638
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731	4,132	—	20,863

Cash and cash equivalents, end of period	$21,632	$—	$355	$—	$21,987	$1,514	$—	$23,501

For the Six Months Ended June 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$10,347	$—	$(829)	$—	$9,518	$9,996	$(15,768)	$3,746
Cash flows provided by (used in) investing activities	(4,154)	—	(445)	1,495	(3,104)	—	—	(3,104)
Cash flows provided by (used in) financing activities	(21,386)	—	1,495	(1,495)	(21,386)	4	15,768	(5,614)
Effect of exchange rates on cash	—	—	(13)	—	(13)	—	—	(13)

Net increase (decrease) in cash and cash equivalents	(15,193)	—	208	—	(14,985)	10,000	—	(4,985)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$44,173	$—	$248	$—	$44,421	$10,000	$—	$54,421

(1)	Co-issuers

8.	Accounting Changes

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

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amendments to the FASB Accounting Standards Codification™ (“ASC”) 855, Subsequent Events, no longer requires SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and did not have a material effect on the Company’s consolidated financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2009 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”) and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Holdings together with Norcraft and its subsidiaries.

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through six brands: Mid Continent Cabinetry TM, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, FieldstoneTM and Brookwood®. The Mid Continent and Norcraft brands correspond to the Mid Continent division, while the UltraCraft brand corresponds to that division and the StarMark, Fieldstone and Brookwood brands correspond to the StarMark division. Additionally, our Winnipeg, Canada facility sells cabinets into the Canadian market under the Norcraft Canada brand.

During the three and six months ended June 30, 2010, the number of incoming orders has slightly improved relative to the three and six months ended June 30, 2009, however, overall demand remains below pre-recession levels. As in past quarters, cost reductions and commodity pricing continue to have a positive impact on gross profit margins.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3%	71.3%	70.6%	72.6%

Gross profit	30.7%	28.7%	29.4%	27.4%
Selling, general and administrative expenses	18.2%	20.5%	19.2%	20.6%

Income from operations	12.5%	8.2%	10.2%	6.8%

Interest expense, net	8.5%	10.4%	9.3%	10.4%
Amortization of deferred financing costs	0.5%	0.5%	0.6%	1.2%
Other, net	0.1%	0.0%	0.1%	0.1%

Net income (loss)	3.4%	(2.7)%	0.2%	(4.9)%

	Norcraft Companies, L.P.
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3%	71.3%	70.6%	72.6%

Gross profit	30.7%	28.7%	29.4%	27.4%
Selling, general and administrative expenses	18.2%	20.5%	19.2%	20.6%

Income from operations	12.5%	8.2%	10.2%	6.8%

Interest expense, net	6.7%	5.6%	7.4%	5.6%
Amortization of deferred financing costs	0.5%	0.3%	0.5%	1.0%
Other, net	0.1%	0.0%	0.1%	0.1%

Net income	5.2%	2.3%	2.2%	0.1%

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Net Sales. Net sales increased by $13.2 million, or 21.7%, from $60.9 million for the three months ended June 30, 2009 to $74.1 million for the same period of 2010. Each division contributed to growth in net sales with Mid Continent making up almost half of the overall increase, StarMark and UltraCraft each making up nearly a quarter and the Winnipeg, Canada facility making up the remainder. The increase in sales was driven by general economic recovery and industry growth and an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $7.9 million, or 18.1%, from $43.4 million for the three months ended June 30, 2009 to $51.3 million for same period of 2010. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 71.3% for the three months ended June 30, 2009 to 69.3% for the same period of 2010.

Gross Profit. Gross profit increased by $5.3 million, or 30.5%, from $17.5 million for the three months ended June 30, 2009 to $22.8 million for the same period of 2010. Gross profit as a percentage of net sales increased from 28.7% for the three months ended June 30, 2009 to 30.7% for the same period of 2010. Gross profit was positively impacted by a sales and use tax refund in the amount of $1.0 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 8.4%, from $12.5 million for the three months ended June 30, 2009 to $13.5 million for the same period of 2010. Selling, general and administrative expenses were higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in administrative costs that indirectly support our increased sales volume along with increased compensation incentives. Selling, general and administrative expenses as a percentage of net sales decreased from 20.5% for the three months ended June 30, 2009 to 18.2% for the same period of 2010.

Income from Operations. Income from operations increased by $4.3 million, or 85.7%, from $5.0 million for the three months ended June 30, 2009 compared to $9.3 million for the same period of 2010. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 8.2% for the three months ended June 30, 2009 to 12.5% for the same period of 2010.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $0.2 million, or 1.9%, from $6.6 million for the three months ended June 30, 2009 to $6.8 million for the same period of 2010. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales decreased from 10.9% for the three months ended June 30, 2009 to 9.1% for the same period of 2010.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $1.8 million, or 48.8%, from $3.6 million for the three months ended June 30, 2009 to $5.4 million for the same period of 2010. This increase was the result of an increase in interest expense for Norcraft of $1.6 million from $3.4 million for the three months ended June 30, 2009 to $5.0 million for the same period of 2010 due to the change in indebtedness as described in Note 7. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 5.9% for the three months ended June 30, 2009 to 7.3% for the same period of 2010.

Net Income (Loss). Holdings’ net income (loss) increased by $4.1 million from a net loss of $1.6 million for the three months ended June 30, 2009 compared to net income of $2.5 million for the same period of 2010, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings increased from (2.7)% for the three months ended June 30, 2010 to 3.4% for the same period of 2010.

Norcraft’s net income increased $2.5 million from $1.4 million for the three months ended June 30, 2009 compared to $3.9 million for the same period of 2010, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 2.3% for the three months ended June 30, 2009 to 5.2% for the same period of 2010.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Net Sales. Net sales increased by $13.7 million, or 11.2%, from $122.2 million for the six months ended June 30, 2009 to $135.9 million for the same period of 2010. Each division contributed to growth in net sales with Mid Continent and the Winnipeg, Canada facility each making up over one-third of the overall increase, UltraCraft making up nearly a quarter and StarMark making up the remainder. The increase in sales was driven by general economic recovery and industry growth and an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $7.1 million, or 8.1%, from $88.8 million for the six months ended June 30, 2009 to $95.9 million for same period of 2010. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 72.6% for the six months ended June 30, 2009 to 70.6% for the same period of 2010.

Gross Profit. Gross profit increased by $6.6 million, or 19.6%, from $33.4 million for the six months ended June 30, 2009 to $40.0 million for the same period of 2010. Gross profit as a percentage of net sales increased from 27.4% for the six months ended June 30, 2009 to 29.4% for the same period of 2010. Gross profit was positively impacted by a sales and use tax refund in the amount of $1.0 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 4.1%, from $25.1 million for the six months ended June 30, 2009 to $26.2 million for the same period of 2010. Selling, general and administrative expenses were higher than the prior-year period because of increased administrative expenses mainly related to compensation incentives. Selling, general and administrative expenses as a percentage of net sales decreased from 20.6% for the six months ended June 30, 2009 to 19.2% for the same period of 2010.

Income from Operations. Income from operations increased by $5.5 million, or 67.0%, from $8.3 million for the six months ended June 30, 2009 compared to $13.8 million for the same period of 2010. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 6.8% for the six months ended June 30, 2009 to 10.2% for the same period of 2010.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses decreased by $0.7 million, or 4.9%, from $14.2 million for the six months ended June 30, 2009 to $13.5 million for the same period of 2010. Amortization of deferred financing charges decreased by $0.9 million mostly related to the termination of our senior secured credit facility during the first quarter of 2009. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales increased from 11.7% for the six months ended June 30, 2009 to 10.0% for the same period of 2010.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $2.6 million, or 31.6%, from $8.2 million for the six months ended June 30, 2009 to $10.8 million for the same period of 2010. This increase was the result of an increase in interest expense for Norcraft of $3.2 million from $6.9 million for the six months ended June 30, 2009 to $10.1 million for the same period of 2010 due to the change in indebtedness as described in Note 7. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 6.7% for the six months ended June 30, 2009 to 8.0% for the same period of 2010.

Net Income (Loss). Holdings’ net income (loss) increased by $6.2 million from a net loss of $5.9 million for the six months ended June 30, 2009 compared to net income of $0.3 million for the same period of 2010, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings increased from (4.9)% for the six months ended June 30, 2010 to 0.2% for the same period of 2010.

Norcraft’s net income increased $2.9 million from $0.1 million for the six months ended June 30, 2009 compared to $3.0 million for the same period of 2010, for the reasons described above. Net income as a percentage of net sales for Norcraft increased from 0.1% for the six months ended June 30, 2009 to 2.2% for the same period of 2010.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow.

Cash provided by operating activities of Holdings was $6.3 million for the six months ended June 30, 2010, compared with $3.7 million for the same period of 2009, an increase of $2.6 million. The increase was primarily due to an increase in net income (loss) of $6.2 million as discussed above and a $4.9 million change in operating liabilities offset by a $6.8 million change in operating assets and $1.3 million of lower amortization costs for deferred financing and display cabinets.

Cash provided by operating activities of Norcraft was $8.9 million for the six months ended June30, 2010, compared with $9.5 million for the same period of 2009, a decrease of $0.6 million. The decrease was primarily due to a $6.8 million change in operating assets and $1.2 million of lower amortization costs for deferred financing and display cabinets offset by an increase in net income (loss) of $2.9 million as discussed above and a $4.9 million change in operating liabilities.

Cash used in investing activities was $3.3 million for the six months ended June 30, 2010, compared with $3.1 million for the same period of 2009, an increase of $0.2 million. Capital expenditures were $1.2 million for the six months ended June 30, 2010, compared with $1.4 million for the same period of 2009, a decrease of $0.2 million. Also, additions to display cabinets were $2.1 million for the six months ended June 30, 2010, compared with $1.7 million for the same period of 2009, an increase of $0.4 million.

Cash used in financing activities of Holdings was $0.4 million for the six months ended June 30, 2010, compared with $5.6 million used in the same period of 2009, a decrease of $5.2 million. This decrease was mainly due to a transfer of restricted cash of $5.6 million during 2009, offset by payments of financing costs of $0.5 million during 2010.

Cash used in financing activities of Norcraft was $0.4 million for the six months ended June 30, 2010, compared with $21.4 million used in the same period of 2009, a decrease of $21.0 million. This decrease was mainly due to distributions to members of $15.8 million and a transfer of restricted cash of $5.6 million during 2009, offset by payments of financing costs of $0.5 million during 2010.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million subject to a current borrowing base of approximately $19.1 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

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

As of June 30, 2010, there were no borrowings outstanding under the ABL facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL facility at June 30, 2010, and therefore, our total availability under the ABL facility as of June 30, 2010, was approximately $13.7 million.

We and our subsidiaries have no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of senior secured second lien notes. Interest accrues on the senior second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9 3/4% senior discount notes due 2012. During the second quarter of 2010, we filed a registration statement with the Securities and Exchange Commission in connection with an exchange offer to exchange the senior secured second lien notes for new notes with substantially identical terms that are registered under the Securities Act of 1933. Norcraft closed this exchange offer in the third quarter of 2010.

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

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9 3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of June 30, 2010, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2010, Holdings was in compliance with these provisions.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2010, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the six months ended June 30, 2010 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. Disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 16, 2010	Date: August 16, 2010
Signing on behalf of each	Signing on behalf of each
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer