Form 10-Q
period 2010-09-30
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2010-11-15
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2010 (unaudited)	December 31, 2009	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,834	$20,863	$29,834	$16,731
Trade accounts receivable, net	21,457	17,987	21,457	17,987
Inventories	19,319	16,380	19,319	16,380
Prepaid expenses	982	1,629	982	1,629

Total current assets	71,592	56,859	71,592	52,727

Property, plant and equipment, net	29,291	31,925	29,291	31,925

Other assets:
Goodwill	88,421	88,421	88,421	88,421
Brand names	35,100	35,100	35,100	35,100
Customer relationships, net	35,981	39,332	35,981	39,332
Deferred financing costs, net	7,132	7,483	6,717	6,908
Display cabinets, net	5,218	5,394	5,218	5,394
Other	50	70	50	70

Total other assets	171,902	175,800	171,487	175,225

Total assets	$272,785	$264,584	$272,370	$259,877

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,542	$6,626	$9,542	$6,626
Accrued expenses	20,851	16,841	20,415	15,096

Total current liabilities	30,393	23,467	29,957	21,722

Long-term debt	233,700	233,700	180,000	180,000
Unamortized discount on bonds payable	(2,536)	(2,903)	(2,536)	(2,903)
Other liabilities	266	287	266	287

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	12,555	7,546	—	—

Members’ equity (deficit)	(1,593)	2,487	64,683	60,771

Total liabilities and members’ equity (deficit)	$272,785	$264,584	$272,370	$259,877

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$65,937	$64,672	$201,877	$186,877
Cost of sales	46,531	44,387	142,469	133,155

Gross profit	19,406	20,285	59,408	53,722

Selling, general and administrative expenses	12,278	11,940	38,468	37,105

Income from operations	7,128	8,345	20,940	16,617

Other expense:
Interest expense, net	6,335	6,315	19,004	18,977
Amortization of deferred financing costs	427	289	1,188	1,761
Other, net	18	28	91	96

Total other expense	6,780	6,632	20,283	20,834

Net income (loss)	$348	$1,713	$657	$(4,217)

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$65,937	$64,672	$201,877	$186,877
Cost of sales	46,531	44,387	142,469	133,155

Gross profit	19,406	20,285	59,408	53,722

Selling, general and administrative expenses	12,278	11,940	38,468	37,105

Income from operations	7,128	8,345	20,940	16,617

Other expense:
Interest expense, net	5,026	3,429	15,077	10,319
Amortization of deferred financing costs	374	169	1,028	1,402
Other, net	18	28	91	96

Total other expense	5,418	3,626	16,196	11,817

Net income	$1,710	$4,719	$4,744	$4,800

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Total Comprehensive Income

Members’ equity at January 1, 2010	$2,487

Issuance of members’ interest	125

Stock compensation expense	138

Accretion on members’ interest subject to put request	(5,009)

Foreign currency translation adjustment	9	9

Net income	657	657

Total comprehensive income		$666

Members’ deficit at September 30, 2010	$(1,593)

	Norcraft Companies, L.P.
	Member’s Equity (Deficit)	Total Comprehensive Income

Member’s equity at January 1, 2010	$60,771

Issuance of members’ interest	125

Stock compensation expense	138

Distribution to Member	(1,104)

Foreign currency translation adjustment	9	9

Net income	4,744	4,744

Total comprehensive income		$4,753

Member’s equity at September 30, 2010	$64,683

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$657	$(4,217)	$4,744	$4,800
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,417	4,330	4,417	4,330
Amortization:
Customer relationships	3,351	3,350	3,351	3,350
Deferred financing costs	1,188	1,761	1,028	1,402
Display cabinets	3,210	4,136	3,210	4,136
Discount amortization/accreted interest	367	—	367	—
Provision for uncollectible accounts receivable	140	685	140	685
Provision for obsolete and excess inventories	77	878	77	878
Provision for warranty claims	2,058	1,567	2,058	1,567
Stock compensation expense	138	117	138	117
(Gain) loss on disposal of assets	(43)	118	(43)	118
Change in operating assets and liabilities:
Trade accounts receivable	(3,586)	(2,778)	(3,586)	(2,778)
Inventories	(3,010)	1,530	(3,010)	1,530
Prepaid expenses	648	819	648	819
Other assets	20	(4)	20	(4)
Accounts payable and accrued expenses	5,001	(1,642)	6,310	1,234

Net cash provided by operating activities	14,633	10,650	19,869	22,184

Cash flows from investing activities:
Proceeds from sale of property and equipment	47	9	47	9
Purchase of property, plant and equipment	(1,965)	(1,810)	(1,965)	(1,810)
Additions to display cabinets	(3,034)	(2,852)	(3,034)	(2,852)

Net cash used in investing activities	(4,952)	(4,653)	(4,952)	(4,653)

Cash flows from financing activities:
Payment in financing costs	(837)	—	(837)	—
Transfer to restricted cash	—	(5,618)	—	(5,618)
Payments on term loans to former equity holders	—	(459)	—	—
Proceeds from issuance of member interests	125	—	125	—
Contributions from (distributions to) members	—	4	(1,104)	(16,237)

Net cash used in financing activities	(712)	(6,073)	(1,816)	(21,855)

Effect of exchange rates on cash	2	26	2	26

Net increase (decrease) in cash and cash equivalents	8,971	(50)	13,103	(4,298)

Cash and cash equivalents, beginning of the period	20,863	59,406	16,731	59,406

Cash and cash equivalents, end of period	$29,834	$59,356	$29,834	$55,108

Supplemental disclosure of non-cash transactions:
Change in equity subject to put request	$5,009	$(15,668)	$—	$—

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2010 and 2009 and for the three and nine months ended September 30, 2010 and 2009 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relate to both Holdings and Norcraft.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30, 2010	December 31, 2009
Trade accounts receivable	$22,747	$18,985
Less: Allowance for uncollectible accounts	(1,290)	(998)

Trade accounts receivable, net	$21,457	$17,987

3.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials and supplies	$11,822	$11,173
Work in process	2,348	2,610
Finished goods	5,149	2,597

	$19,319	$16,380

4.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(31,019)	$67,000	$(27,668)
Deferred financing costs	9,427	(2,295)	8,590	(1,107)

Total	$76,427	$(33,314)	$75,590	$(28,775)

	Norcraft Companies, L.P.
	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(31,019)	$67,000	$(27,668)
Deferred financing costs	7,819	(1,102)	6,982	(74)

Total	$74,819	$(32,121)	$73,982	$(27,742)

There were no events or circumstances during the three or nine months ended September 30, 2010 to indicate that the following assets not subject to amortization should be evaluated for potential impairment.

	September 30, 2010	December 31, 2009
Goodwill	$88,421	$88,421
Brand names	35,100	35,100

Total	$123,521	$123,521

5.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	September 30, 2010	December 31, 2009
Salaries, wages and employee benefits	$7,394	$6,842
Commissions, rebates and marketing programs	2,623	2,457
Workers’ compensation	2,008	2,005
Interest	6,057	2,926
Other, including product warranty accruals	2,769	2,611

	$20,851	$16,841

	Norcraft Companies, L.P.
	September 30, 2010	December 31, 2009
Salaries, wages and employee benefits	$7,394	$6,842
Commissions, rebates and marketing programs	2,623	2,457
Workers’ compensation	2,008	2,005
Interest	5,621	1,181
Other, including product warranty accruals	2,769	2,611

	$20,415	$15,096

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	September 30, 2010	September 30, 2009
Beginning balance	$494	$635
Accruals for warranties	2,058	1,567
Claims paid	(1,813)	(1,656)

Ending balance	$739	$546

6.	Stock-Based Compensation

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

Compensation expense related to Class D units was $0.05 million and $0.14 million for the three and nine months ended September 30, 2010, respectively. This compares to compensation expense of $0.04 million and $0.12 million for the three and nine months ended September 30, 2009, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2010
	Units	Weighted-Average Exercise Price (1)
Beginning balance	4,727,220	$0.24
Granted	3,620,199	$0.35
Forfeited/expired	(1,535,842)	$1.81

Ending balance	6,811,577	$0.26

Exercisable balance	3,125,152	$0.13

(1)	As modified.

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2010 were $2.3 million and $1.4 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$180,000	$180,000	$180,000
Senior discount notes (due in 2012 with semi-annual interest payments at 9.75%)	53,700	53,700	—	—

Long term debt	$233,700	$233,700	$180,000	$180,000

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next 12 to 18 months.

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, subject to a current borrowing base of approximately $18.1 million, less a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL Credit Agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of September 30, 2010, the Company was in compliance with these provisions.

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

As of September 30, 2010, there were no borrowings outstanding under the ABL Facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL Facility at September 30, 2010, and therefore, the Company’s total availability under the ABL Facility as of September 30, 2010, was approximately $12.7 million.

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

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2010, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing the senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing the senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on the debt issued by them. In 2009 and during the first nine months of 2010, Norcraft distributed approximately $15.7 million and $1.1 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from the senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase $64.3 million principal amount of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on the Company’s net income allocated to them.

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

The following represents certain condensed consolidating financial information as of September 30, 2010 and December 31, 2009 and for the periods ended September 30, 2010 and 2009 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of September 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$66,422	$—	$5,170	$—	$71,592	$—	$—	$71,592
Property, plant & equipment, net	24,252	—	5,039	—	29,291	—	—	29,291
Investments in subsidiary	(1,551)	—	—	1,551	—	64,683	(64,683)	—
Other assets	181,520	—	213	(10,246)	171,487	415	—	171,902

Total assets	$270,643	$—	$10,422	$(8,695)	$272,370	$65,098	$(64,683)	$272,785

Current liabilities	$28,230	$—	$1,727	$—	$29,957	$436	$—	$30,393
Long-term debt	180,000	—	10,246	(10,246)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,536)	—	—	—	(2,536)	—	—	(2,536)
Other liabilities	266	—	—	—	266	—	—	266
Members’ equity subject to put request	—	—	—	—	—	12,555	—	12,555
Members’ equity (deficit)	64,683	—	(1,551)	1,551	64,683	(1,593)	(64,683)	(1,593)

Total liabilities & members’ equity (deficit)	$270,643	$—	$10,422	$(8,695)	$272,370	$65,098	$(64,683)	$272,785

As of December 31, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$48,475	$—	$4,252	$—	$52,727	$4,132	$—	$56,859
Property, plant & equipment, net	27,148	—	4,777	—	31,925	—	—	31,925
Investments in subsidiary	(1,529)	—	—	1,529	—	60,771	(60,771)	—
Other assets	184,346	—	213	(9,334)	175,225	575	—	175,800

Total assets	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

Current liabilities	$20,285	$—	$1,437	$—	$21,722	$1,745	$—	$23,467
Long-term debt	180,000	—	9,334	(9,334)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,903)	—	—	—	(2,903)	—	—	(2,903)
Other liabilities	287	—	—	—	287	—	—	287
Members’ equity subject to put request	—	—	—	—	—	7,546	—	7,546
Members’ equity (deficit)	60,771	—	(1,529)	1,529	60,771	2,487	(60,771)	2,487

Total liabilities & members’ equity (deficit)	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended September 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$61,563	$—	$4,967	$(593)	$65,937	$—	$—	$65,937
Cost of sales	42,834	—	4,290	(593)	46,531	—	—	46,531

Gross profit	18,729	—	677	—	19,406	—	—	19,406
Equity in earnings (losses) of subsidiary	(75)	—	—	75	—	1,710	(1,710)	—
Selling, general and administrative expenses	11,548	—	730	—	12,278	—	—	12,278

Income (loss) from operations	7,106	—	(53)	75	7,128	1,710	(1,710)	7,128
Other expense (income):
Interest expense, net	5,006	—	20	—	5,026	1,309	—	6,335
Amortization of deferred financing costs	374	—	—	—	374	53	—	427
Other, net	16	—	2	—	18	—	—	18

Total other expense, net	5,396	—	22	—	5,418	1,362	—	6,780

Net income (loss)	$1,710	$—	$(75)	$75	$1,710	$348	$(1,710)	$348

For the Three Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$61,285	$—	$4,132	$(745)	$64,672	$—	$—	$64,672
Cost of sales	41,502	—	3,630	(745)	44,387	—	—	44,387

Gross profit	19,783	—	502	—	20,285	—	—	20,285
Equity in earnings (losses) of subsidiary	1	—	—	(1)	—	4,719	(4,719)	—
Selling, general and administrative expenses	11,444	—	496	—	11,940	—	—	11,940

Income (loss) from operations	8,340	—	6	(1)	8,345	4,719	(4,719)	8,345
Other expense (income):
Interest expense, net	3,422	—	7	—	3,429	2,886	—	6,315
Amortization of deferred financing costs	169	—	—	—	169	120	—	289
Other, net	30	—	(2)	—	28	—	—	28

Total other expense, net	3,621	—	5	—	3,626	3,006	—	6,632

Net income (loss)	$4,719	$—	$1	$(1)	$4,719	$1,713	$(4,719)	$1,713

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Nine Months Ended September 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$189,161	$—	$14,817	$(2,101)	$201,877	$—	$—	$201,877
Cost of sales	131,679	—	12,891	(2,101)	142,469	—	—	142,469

Gross profit	57,482	—	1,926	—	59,408	—	—	59,408
Equity in earnings (losses) of subsidiary	(31)	—	—	31	—	4,744	(4,744)	—
Selling, general and administrative expenses	36,549	—	1,919	—	38,468	—	—	38,468

Income (loss) from operations	20,902	—	7	31	20,940	4,744	(4,744)	20,940
Other expense (income):
Interest expense, net	15,038	—	39	—	15,077	3,927	—	19,004
Amortization of deferred financing costs	1,028	—	—	—	1,028	160	—	1,188
Other, net	92	—	(1)	—	91	—	—	91

Total other expense, net	16,158	—	38	—	16,196	4,087	—	20,283

Net income (loss)	$4,744	$—	$(31)	$31	$4,744	$657	$(4,744)	$657

For the Nine Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$179,880	$—	$9,345	$(2,348)	$186,877	$—	$—	$186,877
Cost of sales	126,897	—	8,606	(2,348)	133,155	—	—	133,155

Gross profit	52,983	—	739	—	53,722	—	—	53,722
Equity in earnings (losses) of subsidiary	(502)	—	—	502	—	4,800	(4,800)	—
Selling, general and administrative expenses	35,873	—	1,232	—	37,105	—	—	37,105

Income (loss) from operations	16,608	—	(493)	502	16,617	4,800	(4,800)	16,617
Other expense (income):
Interest expense, net	10,306	—	13	—	10,319	8,658	—	18,977
Amortization of deferred financing costs	1,402	—	—	—	1,402	359	—	1,761
Other, net	100	—	(4)	—	96	—	—	96

Total other expense, net	11,808	—	9	—	11,817	9,017	—	20,834

Net income (loss)	$4,800	$—	$(502)	$502	$4,800	$(4,217)	$(4,800)	$(4,217)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$20,268	$—	$(399)	$—	$19,869	$(4,257)	$(979)	$14,633
Cash flows provided by (used in) investing activities	(4,962)	—	(902)	912	(4,952)	—	—	(4,952)
Cash flows provided by (used in) financing activities	(1,816)	—	912	(912)	(1,816)	125	979	(712)
Effect of exchange rates on cash	—	—	2	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	13,490	—	(387)	—	13,103	(4,132)	—	8,971
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731	4,132	—	20,863

Cash and cash equivalents, end of period	$29,281	$—	$553	$—	$29,834	$—	$—	$29,834

For the Nine Months Ended September 30, 2009 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$23,257	$—	$(1,073)	$—	$22,184	$4,703	$(16,237)	$10,650
Cash flows provided by (used in) investing activities	(6,257)	—	(560)	2,164	(4,653)	—	—	(4,653)
Cash flows provided by (used in) financing activities	(21,855)	—	2,164	(2,164)	(21,855)	(455)	16,237	(6,073)
Effect of exchange rates on cash	—	—	26	—	26	—	—	26

Net increase (decrease) in cash and cash equivalents	(4,855)	—	557	—	(4,298)	4,248	—	(50)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$54,511	$—	$597	$—	$55,108	$4,248	$—	$59,356

(1)	Co-issuers

8.	Accounting Changes

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires additional disclosures to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years. ASU 2010-20 is not expected to have a material effect on the Company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2010, the number of incoming orders has slightly improved relative to the three and nine months ended September 30, 2009, however, overall demand remains below pre-recession levels. In addition, we had fewer incoming orders in the third quarter of 2010 as compared to the second quarter of 2010. We believe that this could be due to the first-time home-buyer’s tax credit, which may have resulted in the acceleration of some of our orders (i.e., moving them from the latter part of the year to the earlier part of the year).

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	68.6%	70.6%	71.2%

Gross profit	29.4%	31.4%	29.4%	28.8%
Selling, general and administrative expenses	18.6%	18.5%	19.1%	19.9%

Income from operations	10.8%	12.9%	10.3%	8.9%

Interest expense, net	9.6%	9.8%	9.4%	10.2%
Amortization of deferred financing costs	0.7%	0.5%	0.6%	0.9%
Other, net	0.0%	0.0%	0.0%	0.1%

Net income (loss)	0.5%	2.6%	0.3%	(2.3)%

	Norcraft Companies, L.P.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6%	68.6%	70.6%	71.2%

Gross profit	29.4%	31.4%	29.4%	28.8%
Selling, general and administrative expenses	18.6%	18.5%	19.1%	19.9%

Income from operations	10.8%	12.9%	10.3%	8.9%

Interest expense, net	7.6%	5.3%	7.5%	5.5%
Amortization of deferred financing costs	0.6%	0.3%	0.5%	0.7%
Other, net	0.0%	0.0%	0.0%	0.1%

Net income	2.6%	7.3%	2.3%	2.6%

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net Sales. Net sales increased by $1.2 million, or 2.0%, from $64.7 million for the three months ended September 30, 2009 to $65.9 million for the same period of 2010. This growth was attributable to the UltraCraft division and the Winnipeg, Canada facility while there were decreases in net sales in the Mid Continent and StarMark divisions. The increase in sales was driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $2.1 million, or 4.8%, from $44.4 million for the three months ended September 30, 2009 to $46.5 million for same period of 2010. This increase was attributable to a sales and use tax refund in the amount of $1.1 million during the three months ended September 30, 2009 and due to our increased sales volume for the three months ended September 30, 2010. Cost of sales as a percentage of net sales increased from 68.6% for the three months ended September 30, 2009 to 70.6% for the same period of 2010.

Gross Profit. Gross profit decreased by $0.9 million, or 4.3%, from $20.3 million for the three months ended September 30, 2009 to $19.4 million for the same period of 2010. Gross profit as a percentage of net sales decreased from 31.4% for the three months ended September 30, 2009 to 29.4% for the same period of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.3 million, or 2.8%, from $12.0 million for the three months ended September 30, 2009 to $12.3 million for the same period of 2010. Selling, general and administrative expenses were higher than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. The remaining increase in selling, general and administrative expenses was in finance costs that indirectly support our increased sales volume along with increased compensation incentives. Selling, general and administrative expenses as a percentage of net sales increased from 18.5% for the three months ended September 30, 2009 to 18.6% for the same period of 2010.

Income from Operations. Income from operations decreased by $1.2 million, or 14.6%, from $8.3 million for the three months ended September 30, 2009 compared to $7.1 million for the same period of 2010. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 12.9% for the three months ended September 30, 2009 to 10.8% for the same period of 2010.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses increased by $0.2 million, or 2.2%, from $6.6 million for the three months ended September 30, 2009 to $6.8 million for the same period of 2010. This increase was mainly attributable to the increase in the amortization of deferred financing fees due to the change in indebtedness as described in Note 7. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales was flat at 10.3% for the three months ended September 30, 2009 and 2010.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $1.8 million, or 49.4%, from $3.6 million for the three months ended September 30, 2009 to $5.4 million for the same period of 2010. This increase was mainly the result of an increase in interest expense for Norcraft of $1.6 million from $3.4 million for the three months ended September 30, 2009 to $5.0 million for the same period of 2010 due to the change in indebtedness as described in Note 7. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 5.6% for the three months ended September 30, 2009 to 8.2% for the same period of 2010.

Net Income. Holdings’ net income decreased by $1.4 million from $1.7 million for the three months ended September 30, 2009 compared to $0.3 million for the same period of 2010, for the reasons described above. Net income as a percentage of net sales for Holdings decreased from 2.6% for the three months ended September 30, 2009 to 0.5% for the same period of 2010.

Norcraft’s net income decreased $3.0 million from $4.7 million for the three months ended September 30, 2009 compared to $1.7 million for the same period of 2010, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 7.3% for the three months ended September 30, 2009 to 2.6% for the same period of 2010.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Net Sales. Net sales increased by $15.0 million, or 8.0%, from $186.9 million for the nine months ended September 30, 2009 to $201.9 million for the same period of 2010. Each division contributed to growth in net sales with UltraCraft and the Winnipeg, Canada facility each making up over one-third of the overall increase, Mid Continent making up nearly a quarter and StarMark making up the remainder. The increase in sales was driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $9.3 million, or 7.0%, from $133.2 million for the nine months ended September 30, 2009 to $142.5 million for same period of 2010. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 71.2% for the nine months ended September 30, 2009 to 70.6% for the same period of 2010. Cost of sales was positively impacted by a sales and use tax refund in the amount of $1.1 million and $1.0 million during the nine months ended September 30, 2009 and 2010, respectively. Also, cost reductions and commodity pricing had a positive impact on gross profit margins.

Gross Profit. Gross profit increased by $5.7 million, or 10.6%, from $53.7 million for the nine months ended September 30, 2009 to $59.4 million for the same period of 2010. Gross profit as a percentage of net sales increased from 28.8% for the nine months ended September 30, 2009 to 29.4% for the same period of 2010.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or 3.7%, from $37.1 million for the nine months ended September 30, 2009 to $38.5 million for the same period of 2010. Selling, general and administrative expenses were higher than the prior-year period because of increased administrative and finance expenses mainly related to compensation incentives. Selling, general and administrative expenses as a percentage of net sales decreased from 19.9% for the nine months ended September 30, 2009 to 19.1% for the same period of 2010.

Income from Operations. Income from operations increased by $4.3 million, or 26.0%, from $16.6 million for the nine months ended September 30, 2009 compared to $20.9 million for the same period of 2010. The increase in income from operations was a result of factors described above. Income from operations as a percentage of net sales increased from 8.9% for the nine months ended September 30, 2009 to 10.3% for the same period of 2010.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses decreased by $0.6 million, or 2.6%, from $20.8 million for the nine months ended September 30, 2009 to $20.2 million for the same period of 2010. Amortization of deferred financing charges decreased by $0.6 million mostly related to the termination of our senior secured credit facility during the first quarter of 2009. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales decreased from 11.2% for the nine months ended September 30, 2009 to 10.0% for the same period of 2010.

Interest, amortization of deferred financing fees and other expenses increased for Norcraft by $4.4 million, or 37.1%, from $11.8 million for the nine months ended September 30, 2009 to $16.2 million for the same period of 2010. This increase was the result of an increase in interest expense for Norcraft of $4.8 million from $10.3 million for the nine months ended September 30, 2009 to $15.1 million for the same period of 2010 due to the change in indebtedness as described in Note 7. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales increased from 6.3% for the nine months ended September 30, 2009 to 8.0% for the same period of 2010.

Net Income (Loss). Holdings’ net income (loss) increased by $4.9 million from a net loss of $4.2 million for the nine months ended September 30, 2009 compared to net income of $0.7 million for the same period of 2010, for the reasons described above. Net income (loss) as a percentage of net sales for Holdings increased from (2.3)% for the nine months ended September 30, 2010 to 0.3% for the same period of 2010.

Norcraft’s net income decreased $0.1 million from $4.8 million for the nine months ended September 30, 2009 compared to $4.7 million for the same period of 2010, for the reasons described above. Net income as a percentage of net sales for Norcraft decreased from 2.6% for the nine months ended September 30, 2009 to 2.3% for the same period of 2010.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow.

Cash provided by operating activities of Holdings was $14.6 million for the nine months ended September 30, 2010, compared with $10.7 million for the same period of 2009, an increase of $3.9 million. The increase was primarily due to an increase in net income (loss) of $4.9 million as discussed above and a $6.6 million change in operating liabilities offset by a $5.5 million change in operating assets and $1.5 million of lower amortization costs for deferred financing and display cabinets.

Cash provided by operating activities of Norcraft was $19.9 million for the nine months ended September 30, 2010, compared with $22.2 million for the same period of 2009, a decrease of $2.3 million. The decrease was primarily due to a $5.5 million change in operating assets and $1.3 million of lower amortization costs for deferred financing and display cabinets offset by an increase in net income (loss) of $0.1 million as discussed above and a $5.1 million change in operating liabilities.

Cash used in investing activities was $5.0 million for the nine months ended September 30, 2010, compared with $4.7 million for the same period of 2009, an increase of $0.3 million. Capital expenditures were $2.0 million for the nine months ended September 30, 2010, compared with $1.8 million for the same period of 2009, an increase of $0.2 million. Also, additions to display cabinets were $3.0 million for the nine months ended September 30, 2010, compared with $2.9 million for the same period of 2009, an increase of $0.1 million.

Cash used in financing activities of Holdings was $0.7 million for the nine months ended September 30, 2010, compared with $6.1 million used in the same period of 2009, a decrease of $5.4 million. This decrease was mainly due to a transfer of restricted cash of $5.6 million during 2009.

Cash used in financing activities of Norcraft was $1.8 million for the nine months ended September 30, 2010, compared with $21.8 million used in the same period of 2009, a decrease of $20.0 million. This decrease was mainly due to lower distributions to members of $15.1 million and a transfer of restricted cash of $5.6 million during 2009.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million subject to a current borrowing base of approximately $18.1 million, including a letter of credit sub-facility and has a maturity date of December 9, 2013.

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

As of September 30, 2010, there were no borrowings outstanding under the ABL facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL facility at September 30, 2010, and therefore, our total availability under the ABL facility as of September 30, 2010, was approximately $12.7 million.

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

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9  3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9  3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of September 30, 2010, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2010, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. In 2009 and during the first nine months of 2010, Norcraft distributed approximately $15.7 million and $1.1 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2010, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the nine months ended September 30, 2010 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. Disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 15, 2010	Date: November 15, 2010
Signing on behalf of each	Signing on behalf of each
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer