Form 10-K
period 2010-12-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2011-03-31
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0 and in the case of Norcraft Holdings, L.P. is approximately $2.1 million.

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

PART I

Item 1. Business

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry® and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 20 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We are a single source provider of one of the most comprehensive product offerings in the industry, with national brands across a broad range of price points, styles, materials and customization levels. Our product offering was developed through both strategic acquisitions and internal development. We continuously enhance existing products and add new products to support our brands and meet the changing demands of our customers. We believe our multi brand strategy, and the resultant differentiated products across various price points, provides us with a competitive advantage. UltraCraft is our semi-custom full access cabinet line. StarMark and Brookwood are our semi-custom framed cabinet lines. Fieldstone is our high-end semi-custom and custom framed cabinet line. Finally, Mid Continent Cabinetry and Norcraft Cabinetry comprise our stock and semi-custom framed cabinet lines. Through these brands, we currently offer more than 280,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets ranging in average price from $100 to $500 per cabinet. With this broad range of cabinetry products, we are able to compete successfully in multiple segments of the market. We believe that during the year ended December 31, 2010, approximately 60% of our net sales were to the home repair and remodeling market and approximately 40% were to the new construction market.

We sell our products primarily to kitchen and bathroom cabinetry dealers. For the year ended December 31, 2010, kitchen and bathroom cabinetry dealers accounted for 71% of our net sales, wholesale retailers, or wholetailers, accounted for 5%, catalog stores accounted for 16% and home builders accounted for 8% of net sales. We believe our focus on kitchen and cabinetry dealers enhances our ability to sell our custom and semi-custom cabinet offering. We have an extensive network of over 1,900 active customers and 95 internal and independent sales representatives (of which 21 sell for more than one brand). We have North American distribution capabilities for all of our brands through six manufacturing facilities, two service and distribution centers, four warehouses and four retail locations strategically located throughout the U.S. and Canada.

In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. However, we experienced stabilization and some recovery in 2010 and continue to believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform to weather the down-turn and return to growth in sales and profitability.

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

We have one reportable segment, consisting of three divisions (Mid Continent, UltraCraft and StarMark) and one subsidiary (Norcraft Canada Corporation). As they all have similar products, production processes, types of customers, distribution methods and economic characteristics and operate in identical positions with regards to regulatory requirements, we have deemed it appropriate to aggregate them into one reportable segment.

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 280,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets.

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

MID CONTINENT CABINETRY

The Mid Continent and Norcraft brands comprise our Mid Continent Cabinetry division. Mid Continent manufactures a broad range of stock framed cabinetry, offering 130 door styles and approximately 1,987 door and finish combinations. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Norcraft Cabinetry includes only Signature Series cabinets. Mid Continent’s products accounted for approximately 52% of our sales during the fiscal year ended December 31, 2010.

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

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers 88 door styles and over 12,300 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of three distinct product lines: Destiny, Vision and Entrée, each of which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 14% of our sales during the fiscal year ended December 31, 2010.

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

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering 194 door styles and more than 270,000 door and finish combinations. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 27% of our sales for the fiscal year ended December 31, 2010.

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

NORCRAFT CANADA

Our Canadian division markets through its own Canadian version of the Norcraft brand, offering 62 door styles and 723 door and finish combinations. Cabinet production at this division began near the end of 2007, and product offerings and marketing efforts are still developing. Norcraft Canada’s frameless cabinets, so far, are available in a limited range of finishes with few modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings. Norcraft Canada’s products accounted for approximately 7% of our sales during the fiscal year ended December 31, 2010.

MANUFACTURING

We operate six manufacturing facilities strategically located throughout the U.S. and Canada. Our largest facility, in Newton, Kansas, is vertically integrated, enabling it to fully assemble cabinet doors, as well as perform machining, assembly and finishing operations for oak and other wood species. Our five remaining plants are primarily machining, assembly and finishing operations. At all of our sites, prior to assembly, rough milled lumber is machined. Panels, shelves, drawers, drawer fronts, doors, floors and back parts are then assembled. The cabinetry is then finished (sanded, stained, varnished and cured) and then assembled. Hardware is then added, and the final product is inspected, packaged and staged for shipment. Generally, our products are made to order and not to stock and accordingly, our finished goods inventory levels are low. Following production at one of our facilities, the finished product is shipped to our customers either directly or indirectly or via one of our two distribution centers.

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

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives, three Kitchen and Bath Ideas retail stores and one Kitchens 2 Go retail store. The majority of our sales are through our sales representatives, who cover all areas of the U.S. and parts of Canada, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

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

We have national distribution capabilities for all of our brands and our net sales are balanced throughout the U.S. and parts of Canada. In addition, we continually monitor the sales volume and credit worthiness of our dealers to further enhance our network and we aim to maximize the sales potential of our customers by providing frequent dealer training, extensive product literature and attractive displays.

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 1.9% of our overall revenues in 2010, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of over 1,900 active customers. Our largest customer in 2010 accounted for approximately 15.8% of our sales, and our largest 10 customers accounted for approximately 34.2% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

INTELLECTUAL PROPERTY

Norcraft is the owner of various U.S. federal trademark registrations (®) and registration applications (TM), including for the following marks referred to in this report pursuant to applicable U.S. intellectual property laws: “Norcraft Companies®,” “StarMark Cabinetry®,” “Fieldstone Cabinetry®,” “Kitchen and Bath Ideas®,” “UltraCraft®,” “Vision®,” “Destiny®,” “Entree®,” “Mid Continent CabinetryTM,” “Mid Continent Pro SeriesTM,” “Mid Continent Signature SeriesTM,” “Norcraft Cabinetry®,” and the Norcraft Cabinetry logo, Norcraft Companies, L.L.C. logo, and StarMark logo.

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

EMPLOYEES

As of December 31, 2010, we had 1,630 employees including 1,345 manufacturing employees. Of our total employees, 812 were at Mid Continent and corporate, 193 were at UltraCraft, 448 were at StarMark and 177 were at Norcraft Canada. None of our employees are subject to any collective bargaining agreements.

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

As of December 31, 2010, we had $233.7 million of indebtedness outstanding, including $180.0 million of 10  1/2% senior secured second lien notes due 2015 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft), or the senior secured second lien notes, and $53.7 million of 9  3/4% senior discount notes due 2012 of Holdings and Norcraft Capital Corp. (a 100% owned finance subsidiary of Holdings), or the senior discount notes. In addition, on such date, we had approximately $5.4 million of outstanding letters of credit.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. In December 2009, we entered into a new asset-based revolving credit facility (the “ABL facility”) that provides us with additional borrowings of up to $25.0 million, subject to a current borrowing base of approximately $14.6 million. Although our ABL facility, the indenture governing the senior discount notes and the indenture governing the senior secured second lien notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition, refinance the senior discount notes or for general financial reasons alone. As of December 31, 2010, there were no borrowings outstanding under our ABL facility; however, there were approximately $5.4 million letters of credit outstanding under our ABL facility, and therefore, our total availability under the ABL facility as of December 31, 2010 is approximately $9.2 million. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

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

The senior discount notes are structurally subordinated to all debt and liabilities, including trade payables, of Holdings’ subsidiaries, including Norcraft, and are effectively subordinated to any of Holdings’ future secured debt to the extent of the value of the assets securing such debt. As of December 31, 2010, the aggregate debt of Holdings’ subsidiaries (other than Norcraft Capital Corp., which has no additional debt) was $180.0 million.

Holdings and Norcraft Capital Corp. rely on cash distributions from Norcraft to make interest payments on the senior discount notes.

Holdings and Norcraft Capital Corp. conduct all of their business operations through Norcraft and its subsidiaries and currently rely on distributions from Norcraft in order to pay cash interest on the senior discount notes. In 2010 and 2009, Norcraft distributed approximately $1.1 million and $15.7 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. We currently anticipate that the distributions permitted under the indenture governing our senior secured second lien notes will be sufficient to allow Holdings to make cash interest payments on the senior discount notes through September, 2012. If Norcraft is not permitted to make cash distributions to Holdings, Holdings will be required to raise additional proceeds through equity or debt financings in order to fund such obligations. Such financing may not be available on terms acceptable to us or at all.

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

The home improvement and home building industries are experiencing a prolonged and substantial downturn, and the duration and ultimate severity of these downturns are uncertain. Further downturns in these industries or the economy could negatively affect the demand for and pricing of our products and our operating results.

A significant part of our business is affected by levels of home improvement (including repair and remodeling). The home improvement industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. For the past few years, the conditions within the home improvement industry have been extremely challenging as demand for home improvement continued to decline in most of our markets. Continued low levels of consumer confidence, high levels of unemployment and downward pressure on home prices have made consumers reluctant to make additional investments in existing homes, such as kitchen and bath remodeling projects. In addition, the increasing number of households with negative equity in their homes and more conservative lending practices, including for home equity loans which are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements. The challenges facing the home improvement industry may lead to a further decrease in demand for our products.

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

In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. In 2009, our Corporate Family rating was lowered by Moody’s Global Credit Research to B2 and our Corporate Credit rating was lowered by Standard & Poor’s to B-. This decrease and any further decrease in our ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future.

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

During the fiscal year ended December 31, 2010, approximately 27% of our purchases of raw materials were from vendors outside of the U.S. and Canada. We may decide to increase our international sourcing in the future. Accordingly, our future results could be harmed by a variety of factors, including: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

Our response to the prolonged downturn has been to continue our focus on implementation of cost savings initiatives, which have been costly and may not be effective.

We continually review our manufacturing and assembly operations and sourcing capabilities. During the current downturn in the home improvement and new home construction markets, we have focused on cost saving initiatives, including rationalizing our business through consolidation and integration of facilities, functions, systems and procedures and other cost saving initiatives. Certain products may also be shifted from one manufacturing or assembly facility to another. In the future, we may incur costs and charges relating to additional cost saving initiatives.

We may not fully achieve the anticipated cost savings from these initiatives. If we do not effectively balance our focus on cost savings with the need to maintain a strong sales presence for our brands, we could lose market share. If the eventual recovery of our markets is fast-paced and robust, we may not be able to replace our reduced manufacturing capacity in a timely fashion and our ability to respond to increased demand could be limited.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. We are also exposed to potential liability and product performance warranty risks that are inherent in the design, manufacture and sale of our products. In the event that any of our products prove to be defective, we may be required to recall or redesign such products, which would result in significant unexpected costs. Any insurance we maintain may not be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could adversely affect our sales or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 23 years of experience in the cabinetry industry. Our other senior executives have an average of over 25 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

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

A substantial portion of our sales is derived from our top customers. During the year ended December 31, 2010, our largest customer accounted for 15.8% of our sales and our largest 10 customers accounted for approximately 34.2% of our sales during such time. We cannot guarantee that we will be able to generate similar levels of sales from our largest customers in the future. Should one or more of these customers substantially reduce their purchases from us, our results of operations could be materially adversely affected.

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

Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write-off goodwill for the amount of impairment. If a significant write-off is required, the non-cash charge could have a material adverse effect on our reported results of operations and net worth in the period of any such write-off (such write-off, however, would not reduce our consolidated net income for the purposes of the indenture governing the senior secured second lien notes).

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

Item 2. Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one of which manufactures Norcraft Canada cabinets. In addition, we lease six other non-retail facilities which are used for service and distribution functions and storage. We also lease one and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants. Finally, we have two leased facilities which are no longer utilized by us, one of which is subleased. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	163,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	213,500	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Norcraft Canada
Livermore, California (1)	Leased	30,500	Distribution/Service Center
Tampa, Florida	Leased	31,200	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Liberty, North Carolina	Leased	35,000	Warehouse
Newton, Kansas	Leased	40,000	Warehouse
Lynchburg, Virginia	Leased	5,175	Warehouse
Winnipeg, Manitoba	Leased	46,000	Warehouse
Tampa, Florida (2)	Leased	1,800	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Leased	5,916	Kitchens 2 Go Retail Store

(1)	Closed, but leased through an early buy-out in March, 2011.
(2)	Subleased property, lease ended on 1/31/2011.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrants’ Common Equity, Related Equity Holder Matters and Issuer Purchases of Equity Securities

Neither Holdings nor Norcraft has publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft. There are approximately 45 holders of equity interests in Holdings. Excluding tax distributions, Holdings made no distributions to its members in 2010, 2009 or 2008.

Norcraft may make distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them. Distributions to Holdings to pay interest for the years ended December 31, 2010, 2009 and 2008 were $1.1 million, $15.7 million and $0.3 million, respectively. There were no tax distributions for the years ended December 31, 2010 and 2009. Tax distributions for the year ended December 31, 2008 were $2.3 million.

Item 6. Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

	Norcraft Holdings L.P.
	Fiscal Year Ended December 31,
(dollar amounts in thousands)	2006	2007	2008	2009	2010
Statement of Operations Data:
Net sales	$440,478	$394,042	$331,548	$246,804	$262,568
Cost of sales	300,764	263,500	234,427	176,512	187,482

Gross profit	139,714	130,542	97,121	70,292	75,086
Selling, general and administrative expense	75,919	76,012	64,789	49,706	50,402
Impairment of goodwill and other intangible assets (1)	—	—	73,938	—	—

Income (loss) from operations	63,795	54,530	(41,606)	20,586	24,684
Interest expense, net	22,654	23,618	24,694	26,340	25,327
Amortization of deferred financing costs	1,498	1,540	1,532	4,084	1,589
Other, net	150	200	151	1,678	26

Total other expense	24,302	25,358	26,377	32,102	26,942

Net income (loss)	$39,493	$29,172	$(67,983)	$(11,516)	$(2,258)

	(dollar amounts in thousands)
	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Cash and cash equivalents	$3,928	$28,409	$59,406	$20,863	$28,657
Total assets	368,802	383,077	315,013	264,584	266,753
Total debt	256,590	262,690	266,459	230,797	231,286
Members’ equity subject to put request	48,835	42,331	25,305	7,546	12,139
Members’ equity (deficit)	31,248	47,538	(4,166)	2,487	(2,448)

	Norcraft Companies, L.P.
(dollar amounts in thousands)	Fiscal Year Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data:
Net sales	$440,478	$394,042	$331,548	$246,804	$262,568
Cost of sales	300,764	263,500	234,427	176,512	187,482

Gross profit	139,714	130,542	97,121	70,292	75,086
Selling, general and administrative expense	75,919	76,012	64,789	49,706	50,402
Impairment of goodwill and other intangible assets (1)	—	—	73,938	—	—

Income (loss) from operations	63,795	54,530	(41,606)	20,586	24,684
Interest expense, net	13,370	13,104	13,341	15,050	20,091
Amortization of deferred financing costs	1,108	1,111	1,063	2,895	1,376
Other, net	150	200	151	36	26

Total other expense	14,628	14,415	14,555	17,981	21,493

Net income (loss)	$49,167	$40,115	$(56,161)	$2,605	$3,191

	(dollar amounts in thousands)
	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Cash and cash equivalents	$4,038	$28,409	$59,406	$16,731	$28,657
Total assets	366,250	380,844	313,249	259,877	266,391
Total debt	150,000	148,000	148,000	177,097	177,586
Members’ equity	184,121	202,326	141,669	60,771	64,774

(1)	During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC 350”) to quantify the amount of impairment of goodwill and brand names. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNCERTAINTY OF FORWARD LOOKING STATEMENTS AND INFORMATION

This report contains ‘‘forward looking statements.’’ All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe’’ and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2010” or “fiscal 2010” means the period from January 1, 2010 to December 31, 2010.

GENERAL

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry® and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 20 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. However, we experienced stabilization and some recovery in 2010. Our sales decreased 25.6% for the year ended December 31, 2009, but increased by 6.4% for the year ended December 31, 2010. Our sales in 2010 started out strong, but the expiration of the first-time home-buyer’s tax credit and other factors led to a disappointing second half of the year. We expect these conditions to persist into 2011. Net loss decreased 80.4% and 83.1% for Holdings for the years ended December 31, 2010 and 2009, respectively. For Norcraft, net income increased 22.5% for the year ended December 31, 2010 as compared to the year ended December 31, 2009 and net loss for Norcraft decreased 104.4% for the year ended December 31, 2009 as compared to the year ended December 31, 2008 mostly due to impairment charges in 2008 of $73.9 million. Additionally, the contraction in the market has caused us to be more aggressive with pricing and sales promotions. These sales incentives have reduced our gross profit margin percentages.

In December 2009, Norcraft and Norcraft Finance Corp. issued $180.0 million aggregate principal amount of 10  1/2% senior secured second lien notes due 2015. The net proceeds from this issuance were used to redeem our senior secured notes, and to pay for, together with cash on hand, the repurchase of $64.3 million aggregate principal amount of Holdings’ and Norcraft Capital Corp.’s senior discount notes. As of December 31, 2010, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Allowance for bad debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their creditworthiness is affected by cyclical trends and general conditions in those markets. During fiscal 2010 and 2009, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2010 and 2009, one customer accounted for approximately 15.8% and 17.2%, respectively, of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

Other intangible assets

Identifiable intangible assets consist of customer relationships. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years based on historical and expected customer attrition rates. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by us in each reporting period.

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2010, 2009 and 2008 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

It is our policy to value intangible assets at the lower of unamortized cost or fair value. Management reviews the valuation and amortization of intangible assets and the estimated useful lives of its identifiable intangible assets on a periodic basis, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. Management performed such a review in the fourth quarter of 2010 and no impairment was indicated.

Indefinite-lived intangible assets and goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent, UltraCraft, StarMark and Fieldstone, and are considered indefinite lived intangible assets. Indefinite lived intangible assets are not amortized. Instead, we make annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.

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

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections used in 2009 generally assumed reductions in 2010 and a period of recovery beginning in 2011. The revenue projection used in 2010 also assumed the beginning of market recovery in 2011, continuing into 2012.

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

No Impairment Charges in 2010 and 2009. Our annual assessment for impairment did not result in an impairment charge in 2010 or 2009.

In the 2010 evaluation of the fair value of all our reporting units, we assumed revenue in 2011 to show recovery and 2012 to continue this recovery. In 2010, we also assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. In 2009, we assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%.

Our first step impairment analysis for 2010 and 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2010 and 2009.

A summary of impairment charges by reporting unit and year is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Balance 1/1/2008	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Balance 12/31/2008	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—

Balance 12/31/2009	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—
Foreign currency valuation	—	—	—	—	62	—	—	62

Balance 12/31/2010	$21,000	$3,600	$10,500	$35,100	$38,658	$3,564	$46,261	$88,483

Monitoring Impairment in 2011. A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $3.5 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $4.8 million. Changes of this magnitude may be enough to indicate potential impairment, depending on changes in the other factors that affect the analysis. We may need to perform an impairment test prior to the fourth quarter of 2011, if results for any of these reporting units fall significantly below our estimates during 2011, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2010 change.

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

Members’ equity subject to put request

The limited partnership agreement of Holdings provides that certain employee equity holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in a credit facility and the indentures governing the senior discount notes and senior secured second lien notes, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2010, 2009 and 2008, there were 21.8 million, 21.5 million and 21.5 million units subject to the put request, respectively.

The fair market value of a unit is estimated by dividing the current equity value of the Company by the number of vested units outstanding. The equity value of the Company is based on the earnings multiple used in the Acquisition times trailing twelve months’ EBITDA plus net cash and liability positions.

Recently issued accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending Accounting Standards Codification (“ASC”) 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amendments to FASB ASC 855, Subsequent Events, no longer requires SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is not expected to have a material effect on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4%	71.5%	70.7%

Gross profit	28.6%	28.5%	29.3%
Selling, general and administrative expenses	19.2%	20.2%	19.5%
Impairment of goodwill and other intangible assets	—	—	22.3%

Income (loss) from operations	9.4%	8.3%	(12.5)%

Interest expense, net	9.7%	10.7%	7.4%
Amortization of deferred financing costs	0.6%	1.6%	0.5%
Other, net	0.0%	0.7%	0.1%

Net loss	(0.9)%	(4.7)%	(20.5)%

	Norcraft Companies, L.P.
	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4%	71.5%	70.7%

Gross profit	28.6%	28.5%	29.3%
Selling, general and administrative expenses	19.2%	20.2%	19.5%
Impairment of goodwill and other intangible assets	—	—	22.3%

Income (loss) from operations	9.4%	8.3%	(12.5)%

Interest expense, net	7.7%	6.1%	4.0%
Amortization of deferred financing costs	0.5%	1.2%	0.3%
Other, net	—	—	0.1%

Net income (loss)	1.2%	1.0%	(16.9)%

Year ended December 31, 2010 compared with year ended December 31, 2009

Net sales. Net sales increased by $15.8 million, or 6.4%, from $246.8 million for the year ended December 31, 2009 to $262.6 million for the year ended December 31, 2010. While the down-turn in the industry and U.S. housing market resulted in a decrease in our sales, we experienced stabilization and some recovery in sales during the year ended December 31, 2010. We also continued our aggressive sales incentives and pricing in response to the reduced level of our sales. Various customers, channels and product lines have been impacted differently by the industry slow-down because of price points, geographies and various other factors. The increase in sales is attributable to increases in sales of all of our divisions, with Norcraft Canada making up just over one-third of the overall increase in net sales, UltraCraft making up just under one-third, Mid Continent making up nearly a quarter and StarMark making up the remainder.

Cost of sales. Cost of sales increased by $11.0 million, or 6.2%, from $176.5 million for the year ended December 31, 2009 to $187.5 million for the year ended December 31, 2010. The increase was primarily attributable to our increased sales volume. Cost of sales as a percentage of net sales decreased from 71.5% for the year ended December 31, 2009 to 71.4% for 2010.

Gross profit. Gross profit increased by $4.8 million, or 6.8%, from $70.3 million for the year ended December 31, 2009 to $75.1 million for the year ended December 31, 2010. Gross profit as a percentage of net sales increased from 28.5% for the year ended December 31, 2009 to 28.6% for 2010. Gross profit margin was positively impacted primarily by a shift in our product mix that yielded a higher average selling price in some divisions and by better leverage on increased sales volume. However, aggressive sales incentives and pricing in response to the slow-down in our market and general economy was an offset.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.7 million, or 1.4%, from $49.7 million for the year ended December 31, 2009 to $50.4 million for the year ended December 31, 2010. Selling, general and administrative expenses were greater than the prior year mainly due to higher finance and administration expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 20.2% for the year ended December 31, 2009 to 19.2% for 2010.

Income from operations. Income from operations increased by $4.1 million, or 19.9%, from $20.6 million for the year ended December 31, 2009 to $24.7 million for the year ended December 31, 2010. The increase in income from operations was primarily the result of the factors described above. Income from operations as a percentage of net sales increased from 8.3% for the year ended December 31, 2009 to 9.4% for 2010.

Interest, amortization of deferred financing fees and other expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses decreased $5.2 million, or 16.1%, from $32.1 million for the year ended December 31, 2009 to $26.9 million for the year ended December 31, 2010. Interest expense decreased $1.0 million, amortization of deferred financing costs decreased $2.5 million and other expenses decreased $1.7 million mostly due to a $1.6 million loss on debt extinguishment during 2009 due to the change in indebtedness. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 13.0% for the year ended December 31, 2009 to 10.3% for 2010.

Interest, amortization of deferred financing fees and other expenses for Norcraft increased $3.5 million, or 19.5%, from $18.0 million for the year ended December 31, 2009 to $21.5 million for the year ended December 31, 2010. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 7.3% for the year ended December 31, 2009 to 8.2% for 2010. The increase in amortization of deferred financing costs and interest expense was primarily due to the issuance of the $180.0 million senior secured second lien notes and the related redemption of the senior subordinated notes and repurchase of the senior discount notes at the end of 2009.

Net income (loss). Holdings’ net loss decreased by $9.3 million, or 80.4%, from $11.5 million for the year ended December 31, 2009 compared with $2.2 million for the year ended December 31, 2010. This change was primarily the result of the factors described above. Net loss as a percentage of net sales for Holdings increased from (4.7)% for the year ended December 31, 2009 to (0.9)% for 2010.

Norcraft’s net income increased by $0.6 million, or 22.5%, from $2.6 million for the year ended December 31, 2009 compared with $3.2 million for the year ended December 31, 2010. This change was primarily the result of the factors described above. Net income as a percentage of net sales for Norcraft increased from 1.0% for the year ended December 31, 2009 to 1.2% for 2010.

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

Net income (loss). Holdings’ net loss decreased by $56.5 million, or 83.1%, from $68.0 million for the year ended December 31, 2008 compared with $11.5 million for the year ended December 31, 2009. This change was primarily the result of the 2008 impairment charge with respect to goodwill and other intangible assets and other factors described above. Net loss as a percentage of net sales for Holdings decreased from (20.5)% for the year ended December 31, 2008 to (4.7)% for 2009.

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

Cash provided by operating activities of Holdings was $14.9 million for the year ended December 31, 2010, compared with $11.4 million for 2009, an increase of $3.5 million. The increase was primarily due to the change in net loss for the year-ended December 31, 2010 from the year-ended December 31, 2009. The net loss for Holdings was $11.5 million in 2009 and $2.2 million in 2010, for a decrease of $9.3 million. Additionally, the change in operating assets used an additional $4.6 million in cash for the year ended December 31, 2010 compared to 2009.

Cash provided by operating activities of Norcraft was $20.2 million for the year ended December 31, 2010, compared with $24.8 million for 2009, a decrease of $4.6 million. The decrease was primarily due to the change in net income for the year-ended December 31, 2010 from the year-ended December 31, 2009. Norcraft’s net income was $2.6 million in 2009, compared to $3.2 million in 2010, for an increase of $0.6 million. Additionally, the change in operating assets used an additional $4.6 million in cash for the year ended December 31, 2010 compared to 2009.

Cash used in investing activities was $6.4 million for the year ended December 31, 2010, compared with $5.7 million for 2009, an increase of $0.7 million. Additions to display cabinets were $3.8 million for the year ended December 31, 2010, compared to $3.7 million during 2009, an increase of $0.1 million. Additionally, capital expenditures were $2.7 million and $2.0 million for the years ended December 31, 2010 and 2009, respectively, an increase of $0.7 million.

Cash used in financing activities of Holdings was $0.8 million for the year ended December 31, 2010, compared with $44.3 million in 2009, a decrease of $43.5 million. This decrease was mainly due to the redemption of senior subordinated notes and the repurchase of senior discount notes of $213.8 million and payment of financing costs of $7.1 million offset by borrowings on senior secured second lien notes payable of $177.1 million all during 2009.

Cash used in financing activities of Norcraft was $1.9 million for the year ended December 31, 2010, compared with $61.8 million in 2009, a decrease of $59.9 million. This decrease was mainly due to the redemption of senior subordinated notes of $148.0 million during 2009, lower distributions to members of $82.8 million and payment of financing costs of $7.0 million during 2009 offset by borrowings on senior secured second lien notes payable of $177.1 million during 2009.

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

Debt structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant, to a Credit Agreement, dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million subject to a current borrowing base of approximately $14.6 million, less a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL credit agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2010, the Company was in compliance with these provisions.

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

As of December 31, 2010, there were no borrowings outstanding under the ABL facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL facility at December 31, 2010, and therefore, our total availability under the ABL facility as of December 31, 2010, was approximately $9.2 million.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2010, Norcraft was in compliance with these provisions.

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9 3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of December 31, 2010, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2010, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. In 2009 and 2010, Norcraft distributed approximately $15.7 million and $1.1 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the year ended December 31, 2010 and 2009. Tax distributions for the year ended December 31, 2008 were $2.3 million.

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

Historical. On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, the $150 million aggregate principal amount of senior subordinated notes. Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its senior subordinated notes at a purchase price of $2.0 million plus accrued interest of $55,000. In December 2009, Norcraft redeemed the remaining $148.0 million of its senior subordinated notes at a purchase price of $148.0 million plus accrued interest of approximately $2.5 million.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS (2)

The following is a summary of our contractual cash obligations as of December 31, 2010, including payments to be made pursuant to the management and monitoring agreement:

	Norcraft Holdings, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.4	$2.3	$2.6	$1.5	$—
Senior secured second lien notes (principal)	180.0	—	—	180.0	—
Senior secured second lien notes (interest)	94.5	18.9	37.8	37.8	—
Senior discount notes (principal)	53.7	—	53.7	—	—
Senior discount notes (interest)	10.4	5.2	5.2	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$352.0	$27.4	$101.3	$222.3	$1.0

	Norcraft Companies, L.P.
Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.4	$2.3	$2.6	$1.5	$—
Senior secured second lien notes (principal)	180.0	—	—	180.0	—
Senior secured second lien notes (interest)	94.5	18.9	37.8	37.8	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations	$287.9	$22.2	$42.4	$222.3	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.
(2)	There were no material changes in ASC topic 740 liabilities outside of the normal course of our business.

TAXES; DISTRIBUTIONS TO OUR LIMITED PARTNERS

Holdings is a limited partnership. As such, our income is allocated to our limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the years ended December 31, 2010 and 2009. Tax distributions for the year ended December 31, 2008 were $2.3 million.

We made no other cash distributions to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2010, 2009 and 2008.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2010, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the fiscal year ended December 31, 2010 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

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

During the Company’s fiscal year ended December 31, 2008 and through April 24, 2009, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference to the subject matter of the disagreements in its reports on the financial statements for such years.

The reports of PwC on the financial statements of the Company as of and for the year ended December 31, 2008 did not contain any adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal year ended December 31, 2008 and through April 24, 2009, the Company had no “reportable events” described in Item 304(a)(1)(v) of Regulation S-K.

On April 24, 2009, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its new independent registered public accounting firm. During the Company’s fiscal year ended December 31, 2008, Grant Thornton provided certain consulting services to the Company primarily relating to compliance with Section 404(b) of the Sarbanes-Oxley Act in connection with the preparation of regulatory filings and the Company’s internal audit. Such services were provided under the direction and supervision of the Company’s Chief Financial Officer.

Except for the matters noted above, during the Company’s fiscal year ended December 31, 2008, the Company has not consulted with Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any other matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event” of the type described in Item 304(a)(1)(v) of Regulation S-K. The engagement of Grant Thornton was recommended and approved by the audit committee of the board of managers of our general partner.

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

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of both Norcraft and Holdings. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	46	President, Chief Executive Officer and Manager
Kurt Wanninger	50	President, Mid Continent
Simon Solomon	58	President, UltraCraft
John Swedeen	60	President, StarMark
Leigh Ginter	45	Chief Financial Officer
Herb Buller	69	Chairman of the Board of Managers
Jay Bloom	55	Manager
David Kim	44	Manager
Michael Maselli	51	Manager
Christopher Reilly	48	Manager
Sean Britain	35	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 23 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 13 years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 23 years of experience in the cabinetry industry, qualify him to be a manager.

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

Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 16 years experience serving as the president of UltraCraft. He also has over 32 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

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

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from the University of Manitoba. He has served on the board of Teen Challenge, Family Life Network and Palliser Furniture. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 39 years of experience in the cabinetry industry, qualify him to be a manager.

Jay Bloom joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Bloom is a founder and managing partner of Trimaran Fund Management L.L.C. In addition, he is a co-portfolio manager and an investment committee member of Trian Credit Partners and a member of the Investment Committee of Trimaran Advisors, L.L.C. Prior to co-founding Trimaran Fund Management L.L.C., Mr. Bloom was a vice chairman of CIBC World Markets Corp. and co-head of the CIBC Argosy Merchant Banking Funds. Prior to joining CIBC World Markets Corp. in 1995, Mr. Bloom was a founder and managing director of The Argosy Group L.P. Mr. Bloom received a bachelor’s degree and a master’s degree in business administration from Cornell University and a juris doctor from Columbia University School of Law. Mr. Bloom has served on the board of directors of Educational Services of America, Inc., El Pollo Loco, Inc., NSP Holdings LLC, PrimeCo Wireless Communications L.L.C, Standard Steel, L.L.C, Source Financial Corporation, Millennium Digital Media, L.L.C, IASIS Healthcare Corporation, Freightcar America, Inc., Accuride Corporation and Transportation Technologies Industries, Inc. Mr. Bloom’s substantial experience with portfolio companies and his private equity, financial and investment banking experience qualify him to serve as a manager.

David Kim joined our company as a member of our general partner’s board of managers upon the consummation of the Acquisition. Mr. Kim is currently a partner at Apax Partners, L.P. and was involved in Apax Partners’ investments in Contech Construction Products, Empire Pacific Windows, Tommy Bahama and RSI Home Products. Before joining Saunders, Karp & Megrue, LLC, a predecessor to Apax Partners, in March 2000, Mr. Kim was a principal with Butler Capital Corporation, a middle market private equity firm. While there, Mr. Kim was involved in Butler Capital’s investments in Omega Cabinets, Ltd., Contech Construction Products and the Beckley-Cardy Group. Prior to Butler Capital, Mr. Kim graduated from the U.S. Army Airborne and Ranger schools and served as an artillery officer. Mr. Kim received a bachelor’s degree, with honors, from West Point and a master’s degree in business administration from Harvard Business School. Mr. Kim has served as a member of the boards of Contech Construction Products, Spyder Active Sports and Empire Pacific Windows. Mr. Kim’s substantial experience with companies in the construction and cabinetry industry and his private equity, financial and business experience qualify him to serve as a manager.

Michael Maselli joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a managing director in Bear Stearns’ corporate finance group and, prior to that, as a vice president at Kidder Peabody. Mr. Maselli received a bachelor’s degree in economics from the University of Colorado and a master’s degree in business administration, with distinction, from The A.B. Freeman School at Tulane University. Mr. Maselli has served on the board of directors of Standard Steel, L.L.C., Charlie Brown’s Acquisition Corp. and El Pollo Loco, Inc. Mr. Maselli’s extensive private equity, financial and investment banking experience qualify him to serve as a manager.

Christopher Reilly joined our company as a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Reilly is a founding partner at KarpReilly, LLC. Prior to founding KarpReilly, LLC, Mr. Reilly was a partner at Apax Partners, L.P. Before joining Saunders, Karp & Megrue, LLC, the predecessor to Apax Partners, in 1990, Mr. Reilly served in the Merchant Banking and Finance, Administration and Operations Departments of Morgan Stanley & Co. Incorporated. Prior to joining Morgan Stanley, Mr. Reilly spent two years at Bankers Trust. Mr. Reilly received a bachelor’s degree from Providence College and a master’s degree in business administration from New York University’s Leonard N. Stern School of Business. Mr. Reilly has served as a member of the board of directors of Z’Tejas, Inc., Habit Burger Grill, S.B. Restaurant Co. (Elephant Bar), Comark, Inc., Bob’s Discount Furniture, Encompass Home Health, Performance, Inc. and Wilshire Pies, Inc. Mr. Reilly’s substantial experience with portfolio companies and his private equity, financial and investment banking experience qualify him to serve as a manager.

Sean Britain originally joined our company as a member of our general partner’s board of managers in November 2005. Mr. Britain worked at Apax Partners, L.P. and its U.S. predecessor Saunders, Karp & Megrue, LLC from 2000 to 2008. Mr. Britain currently serves as an advisor to certain Apax Partners portfolio companies. Prior to joining Apax Partners in 2000, Mr. Britain worked at First Union Securities as an associate in the Private Equity Coverage Group and a financial analyst in the Leveraged Capital Group. Mr. Britain received a bachelor’s degree in business from Wake Forest University. Mr. Britain has served as a member of the board of directors of Spyder Active Sports, Empire Pacific Windows and Bob’s Discount Furniture. Mr. Britain’s extensive private equity, financial and investment banking experience qualify him to serve as a manager.

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

Eagan, MN 55121

Phone: (651)234-3300

Fax: (651)234-3398

E-mail: leigh.ginter@norcraftcompanies.com

Item 11. Executive Compensation

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last three completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2008, 2009 and 2010, Mark Buller, the individual who served as our chief financial officer in 2008, 2009 and 2010, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2008, 2009 and 2010: (i) Kurt Wanninger, the president of our Mid Continent division, (ii) John Swedeen, the president of our StarMark division and (iii) Simon Solomon, the president of our UltraCraft division (except for the period August 31, 2006 to February 13, 2008, during which time Mr. Solomon was not employed by the Company).

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

The Class D unit awards represent grants of “profits interests” in Holdings pursuant to its incentive plan. These units receive tax distributions based on our net income allocated to them. The Class D unit awards are subject to time-based vesting set forth in our incentive plan and the individual award certificate (the terms of which are set at the time of grant). Vested Class D units are convertible at the option of the holder into Class A units of Holdings at a price equal to the fair market value of a Class A unit on the date such Class D unit was granted.

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

Holdings made no cash distributions, other than tax distributions, to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2010, 2009 and 2008.

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2008, 2009 and 2010, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

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

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2008, 2009 and 2010.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)

Mark Buller Chief Executive Officer	2008	428,025	—	—	—	720		428,745
	2009	460,000	92,000	—	—	720		552,720
	2010	460,000	234,600	80,000	—	690	(3)	775,290

Leigh Ginter Chief Financial Officer	2008	216,923	—	—	—	9,312		226,235
	2009	220,000	50,000	—	—	2,327		272,327
	2010	220,000	99,000	28,584	—	609	(3)	348,193

John Swedeen President, StarMark	2008	296,846	—	—	—	17,373		314,219
	2009	305,000	53,863	—	—	3,066		361,929
	2010	305,000	—	12,000	—	690	(3)	317,690

Kurt Wanninger President, Mid Continent	2008	365,000	—	—	—	87,049		452,049
	2009	365,000	66,941	—	—	4,762		436,703
	2010	365,000	164,250	168,689	—	690	(3)	698,629

Simon Solomon President, UltraCraft	2008	174,939	—	—	—	38,498		213,437
	2009	200,000	—	—	—	578		200,578
	2010	200,000	96,040	7,791	—	553	(3)	304,384

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units are “profits interest” issued pursuant to Holdings’ incentive plan and are subject to time-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to ASC Topic 718. During the first quarter of 2010, certain units’ exercise prices and vesting terms were modified. This modification was treated as forfeitures of the original units and new grants of the modified units. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Members’ Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; (c) relocation benefits; and (d) severance payments.
(3)	Life insurance premiums.

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

The compensation committee of the board of managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings. There are 7.1 million Class D units authorized under the plan.

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

Previously, Class D unit awards issued under the plan were subject to both time-based and performance-based vesting. The time-based awards generally represented 50% of the Class D units granted to each holder and generally vested in equal increments over a 5 year period, with the first vesting typically occurring at the end of the first fully completed fiscal year after the date of grant. The performance-based awards generally represented 50% of the Class D units granted to each holder and were subject to vesting in equal increments at the end of each year over a five year period if and to the extent we have met certain financial targets established by the Norcraft GP board of managers at the time it establishes the budget for each such year.

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ prices were reduced to the fair market value of a Class A unit of Holdings.

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

The incentive plan will terminate in October 2015. The board of managers of Norcraft GP may terminate the incentive plan at any time at its sole discretion. The board of managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2010.

	Equity Awards (1)
	Number of Securities Underlying Unexercised Units Exercisable (#)	Number of Securities Underlying Unexercised Units Unexercisable (#)	Unit Exercise Price ($)
Mark Buller
Chief Executive Officer	2,876,747	526,911	0.16

Leigh Ginter
Chief Financial Officer	317,366	137,514	0.21

John Swedeen
President, StarMark	265,681	67,191	0.17

Kurt Wanninger
President, Mid Continent	351,435	702,869	0.35

Simon Solomon
President, UltraCraft	90,898	103,884	1.18

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. Previously, under the terms of the Plan, the Class D units generally began to vest on the December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units and a distribution threshold that allows such Class D units to qualify as “profits interests” under applicable law.

Employment Agreements and Arrangements upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extends for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $460,000 as his base salary for 2011, with a targeted bonus of 50% of base salary, which bonus will be tied to certain financial performance and other objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2010, Mr. Buller would have been entitled to receive an aggregate $690,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Buller Norcraft Holdings, L.L.C., an entity affiliated with Mr. Buller, Herb Buller and certain other members of the Buller family, currently holds 15.5 million Class A units in Holdings and MEB Norcraft, L.L.C., another entity affiliated with Mr. Buller, currently holds approximately 3.4 million Class D units in Holdings. In connection with any termination of Mr. Buller’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, the holder will be entitled to convert each of the vested Class D units held by it to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 2.6 million of these Class D units is $0.12 and the conversion price for the remaining Class D units held by him is $0.35.

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

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $250,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $385,000 and Mr. Solomon is entitled to receive $200,000, in each case, as such officer’s base salary for 2011, with eligibility to receive a bonus tied to certain financial and other performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us

(x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger and Mr. Solomon.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2010, Mr. Ginter would have been entitled to receive an aggregate $62,500 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2010, Mr. Swedeen would have been entitled to receive an aggregate $76,250 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2010, Mr. Wanninger would have been entitled to receive an aggregate $385,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any additional salary or bonus.

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

Mr. Ginter currently holds 0.2 million Class A units, 0.4 million Class B units and 0.5 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Ginter is entitled to receive 0.4 million Class C units in Holdings. In connection with any termination of Mr. Ginter’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Ginter will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 0.3 million of the Class D units held by Mr. Ginter is $0.12 and the conversion price for the remaining Class D units held by him is $0.35. In accordance with the Holdings limited partnership agreement, if Mr. Ginter’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Ginter’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Swedeen currently holds 0.5 million Class A units, 0.2 million Class B units and 0.3 million Class D units in Holdings. In addition, upon certain events (including a change of control or termination of employment), Mr. Swedeen is entitled to receive 0.2 million Class C units in Holdings. In connection with any termination of Mr. Swedeen’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Swedeen will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 0.2 million of the Class D units held by Mr. Swedeen is $0.12 and the conversion price for the remaining Class D units held by him is $0.35. In accordance with the Holdings limited partnership agreement, if Mr. Swedeen’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Swedeen’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

Mr. Wanninger currently holds 0.2 million Class A units and 1.1 million Class D units in Holdings. In connection with any termination of Mr. Wanninger’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Wanninger will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Wanninger is $0.35.

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

Mr. Solomon currently holds 1.3 million Class A units and ..2 million Class D units in Holdings. The Class A units were converted from an unsecured note with an unpaid principal balance and accrued interest of $1,532,278.85 on December 31, 2008. In connection with any termination of Mr. Solomon’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Solomon will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Solomon is $1.18. In accordance with the Holdings limited partnership agreement, if Mr. Solomon’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Solomon’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.

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

The following table provides certain information as of December 31, 2010 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp. (5)	75,950,957		56.5%	—		—	—		—
Trimaran Cabinet Corp. (6)	37,975,478		28.2%	—		—	—		—
Buller Norcraft Holdings, L.L.C. (7)	15,500,000		11.5%	—		—	—		—
Mark Buller	—	(8)	—	—		—	3,403,658	(9)	47.8%
Leigh Ginter	171,633		*	350,000		28.0%	454,880		6.4%
John Swedeen	472,000		*	200,000		16.0%	332,872		4.7%
Kurt Wanninger	157,306		*	—		—	1,054,304		14.8%
Simon Solomon	1,298,541		1.0%	—		—	194,782		2.7%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Sean Britain	—		—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 11 persons listed here.	2,099,480	(14)	1.6%	550,000		44.0%	5,440,496		76.4%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units are subject to time-based vesting.

(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Sean Britain, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

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

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2010, management fees charged to expense were $1.0 million.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, and fees for other services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2010	2009
Audit fees (1)	$210	$257
Audit related fees (2)	—	—
Tax fees (3)	139	122
All other fees (4)	40	171

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees are for assurance and related services related to consultations concerning financial accounting and reporting standards.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning. Tax compliance services relate to the preparation of original and amended tax returns and claims for refunds. Tax advice and tax planning services relate to tax advice, assistance with tax audits and appeals, tax advice related to acquisitions and dispositions, management incentive plan and requests for rulings or technical advice related to matters concerning various tax authorities.
(4)	All other fees are for services other than those in the previous categories which include services primarily associated with services performed on our 2009 bond issuance and registration, 401(k) audit, professional subscriptions and miscellaneous fees.

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

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 31, 2011	Date: March 31, 2011
Signing on behalf of the Registrants and as principal executive officer	Signing on behalf of the Registrants and as principal financial and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrants and in the capacities as of this 31st day of March 2011.

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
Mark Buller

Norcraft Holdings, L.P.

Norcraft Companies, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Managers

Norcraft GP, L.L.C.

We have audited the accompanying consolidated balance sheets of Norcraft Holdings, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity (deficit) and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Holdings, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, MN

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of Norcraft GP, L.L.C.:

In our opinion, the accompanying consolidated financial statements of operations, of changes in members equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the results of operations and cash flows of Norcraft Holdings, L.P. and subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Managers

Norcraft GP, L.L.C.

We have audited the accompanying consolidated balance sheets of Norcraft Companies, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in members’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, MN

March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers of Norcraft GP, L.L.C.:

In our opinion, the accompanying consolidated financial statements of operations, of changes in members equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the results of operations and cash flows of Norcraft Companies, L.P. and subsidiaries for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

April 15, 2009

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	December 31,		December 31,
ASSETS	2010	2009	2010	2009
Current assets:
Cash and cash equivalents	$28,657	$20,863	$28,657	$16,731
Trade accounts receivable, net	17,982	17,987	17,982	17,987
Inventories	17,363	16,380	17,363	16,380
Prepaid expenses	1,558	1,629	1,558	1,629

Total current assets	65,560	56,859	65,560	52,727

Property, plant and equipment, net	30,199	31,925	30,199	31,925

Other assets:
Goodwill	88,483	88,421	88,483	88,421
Brand names	35,100	35,100	35,100	35,100
Customer relationships, net	34,865	39,332	34,865	39,332
Deferred financing costs, net	6,776	7,483	6,414	6,908
Display cabinets, net	5,016	5,394	5,016	5,394
Other	754	70	754	70

Total other assets	170,994	175,800	170,632	175,225

Total assets	$266,753	$264,584	$266,391	$259,877

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,678	$6,626	$7,678	$6,626
Accrued expenses	17,945	16,841	16,200	15,096

Total current liabilities	25,623	23,467	23,878	21,722

Long-term debt	233,700	233,700	180,000	180,000
Unamortized discount on bonds payable	(2,414)	(2,903)	(2,414)	(2,903)
Other liabilities	153	287	153	287

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	12,139	7,546	—	—

Members’ equity (deficit)	(2,448)	2,487	64,774	60,771

Total liabilities and members’ equity (deficit)	$266,753	$264,584	$266,391	$259,877

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2010	2009	2008

Net sales	$262,568	$246,804	$331,548

Cost of sales	187,482	176,512	234,427

Gross profit	75,086	70,292	97,121

Selling, general and administrative expenses	50,402	49,706	64,789

Impairment of goodwill and other intangible assets	—	—	73,938

Income (loss) from operations	24,684	20,586	(41,606)

Other expense:
Interest expense, net	25,327	26,340	24,694
Amortization of deferred financing costs	1,589	4,084	1,532
Other, net	26	1,678	151

Total other expense	26,942	32,102	26,377

Net loss	$(2,258)	$(11,516)	$(67,983)

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2010	2009	2008

Net sales	$262,568	$246,804	$331,548

Cost of sales	187,482	176,512	234,427

Gross profit	75,086	70,292	97,121

Selling, general and administrative expenses	50,402	49,706	64,789

Impairment of goodwill and other intangible assets	—	—	73,938

Income (loss) from operations	24,684	20,586	(41,606)

Other expense:
Interest expense, net	20,091	15,050	13,341
Amortization of deferred financing costs	1,376	2,895	1,063
Other, net	26	36	151

Total other expense	21,493	17,981	14,555

Net income (loss)	$3,191	$2,605	$(56,161)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income (Loss)

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Members’ Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Members’ equity at January 1, 2008	$47,538	$(54)	$123,457
Stock compensation expense	229	—	—
Debt conversion	1,532	—	—
Accretion of members’ interest subject to put request	17,026	—	—
Distributions to members	(2,336)	—	—
Repurchase of members’ interest	(68)	—	—
Foreign currency translation adjustment	(104)	(104)	(104)
Net loss	(67,983)	—	(67,983)

Total comprehensive loss			(68,087)

Members’ equity (deficit) at December 31, 2008	(4,166)	(158)	55,370
Stock compensation expense	155	—	—
Accretion of members’ interest subject to put request	17,759	—	—
Distributions to members	4	—	—
Foreign currency translation adjustment	251	251	251
Net loss	(11,516)	—	(11,516)

Total comprehensive loss			(11,265)

Members’ equity at December 31, 2009	2,487	93	44,105
Issuance of members’ interest	124	—	—
Stock compensation expense	181	—	—
Accretion of members’ interest subject to put request	(4,593)	—	—
Distributions to members	—	—	—
Foreign currency translation adjustment	1,611	1,611	1,611
Net loss	(2,258)	—	(2,258)

Total comprehensive loss			(647)

Members’ equity (deficit) at December 31, 2010	$(2,448)	$1,704	$43,458

See notes to consolidated financial statements.

Consolidated Statements of Changes in Member’s Equity and Comprehensive Income (Loss)

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Total Accumulated Comprehensive Income (Loss)
Member’s equity at January 1, 2008	$202,326	$(54)	$155,787
Stock compensation expense	229	—	—
Distributions to member	(4,553)	—	—
Repurchase of member interest	(68)	—	—
Foreign currency translation adjustment	(104)	(104)	(104)
Net loss	(56,161)	—	(56,161)

Total comprehensive loss			(56,265)

Member’s equity (deficit) at December 31, 2008	141,669	(158)	99,522
Stock compensation expense	155	—	—
Distributions to member	(83,909)	—	—
Foreign currency translation adjustment	251	251	251
Net income	2,605	—	2,605

Total comprehensive income			2,856

Member’s equity at December 31, 2009	60,771	93	102,378
Issuance of member’s interest	124	—	—
Stock compensation expense	181	—	—
Distributions to member	(1,104)	—	—
Foreign currency translation adjustment	1,611	1,611	1,611
Net income	3,191	—	3,191

Total comprehensive income			4,802

Member’s equity at December 31, 2010	$64,774	$1,704	$107,180

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Holdings, L.P.
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(2,258)	$(11,516)	$(67,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,720	5,794	6,291
Amortization:
Customer relationships	4,467	4,466	4,467
Deferred financing costs	1,589	4,084	1,532
Display cabinets	4,142	5,348	7,096
Discount amortization/accreted interest	489	30	—
Impairment of goodwill and other intangible assets	—	—	73,938
Provision for uncollectible accounts receivable	589	1,121	2,144
Provision for obsolete and excess inventory	(115)	1,412	591
Provision for warranty claims	2,771	2,001	3,279
Accreted interest on senior notes	—	—	7,228
Stock compensation expense	181	155	229
Loss on debt extinguishment	—	1,642	—
(Gain) loss on disposal of assets	(33)	189	(1)
Change in operating assets and liabilities:
Trade accounts receivable	(450)	(344)	6,139
Inventories	(804)	2,912	2,750
Prepaid expenses	48	191	317
Other assets	(655)	(8)	17
Accounts payable and accrued expenses	(727)	(6,056)	(5,691)

Net cash provided by operating activities	14,954	11,421	42,343

Cash flows from investing activities:
Proceeds from sale of property and equipment	49	5	70
Purchase of property, plant and equipment	(2,705)	(2,034)	(3,047)
Additions to display cabinets	(3,764)	(3,673)	(4,091)

Net cash used in investing activities	(6,420)	(5,702)	(7,068)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	—	177,067	—
Payment of financing costs	(882)	(7,122)	—
Payment on term loans to former equity holders	—	(459)	(1,959)
Repurchase of notes payable	—	(213,803)	—
Proceeds from issuance of member interests	124	—	—
Repurchase of members’ interests	—	—	(68)
Contributions from (distributions to) members	—	4	(2,336)

Net cash used in financing activities	(758)	(44,313)	(4,363)

Effect of exchange rates on cash and cash equivalents	18	51	85

Net increase (decrease) in cash and cash equivalents	7,794	(38,543)	30,997

Cash and cash equivalents, beginning of the period	20,863	59,406	28,409

Cash and cash equivalents, end of period	$28,657	$20,863	$59,406

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,798	$29,267	$14,375

Supplemental disclosure of non-cash transactions:
Members’ interest issue for consideration other than cash	$—	$—	$1,532
Change in equity subject to put request	$4,593	$(17,759)	$(17,026)

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

	Norcraft Companies, L.P.
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,191	$2,605	$(56,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	5,720	5,794	6,291
Amortization:
Customer relationships	4,467	4,466	4,467
Deferred financing costs	1,376	2,895	1,063
Display cabinets	4,142	5,348	7,096
Discount amortization/accreted interest	489	30	—
Impairment of goodwill and other intangible assets	—	—	73,938
Provision for uncollectible accounts receivable	589	1,121	2,144
Provision for obsolete and excess inventory	(115)	1,412	591
Provision for warranty claims	2,771	2,001	3,279
Stock compensation expense	181	155	229
(Gain) loss on disposal of assets	(33)	189	(1)
Change in operating assets and liabilities:
Trade accounts receivable	(450)	(344)	6,139
Inventories	(804)	2,912	2,750
Prepaid expenses	48	191	317
Other assets	(655)	(8)	17
Accounts payable and accrued expenses	(727)	(3,966)	(9,558)

Net cash provided by operating activities	20,190	24,801	42,601

Cash flows from investing activities:
Proceeds from sale of property and equipment	49	5	70
Purchase of property, plant and equipment	(2,705)	(2,034)	(3,047)
Additions to display cabinets	(3,764)	(3,673)	(4,091)

Net cash used in investing activities	(6,420)	(5,702)	(7,068)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	—	177,067	—
Payment of financing costs	(882)	(6,983)	—
Repurchase of notes payable	—	(148,000)	—
Proceeds from issuance of member interests	124	—	—
Repurchase of members interests	—	—	(68)
Distributions to member	(1,104)	(83,909)	(4,553)

Net cash used in financing activities	(1,862)	(61,825)	(4,621)

Effect of exchange rates on cash and cash equivalents	18	51	85

Net increase (decrease) in cash and cash equivalents	11,926	(42,675)	30,997

Cash and cash equivalents, beginning of the period	16,731	59,406	28,409

Cash and cash equivalents, end of period	$28,657	$16,731	$59,406

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,562	$17,977	$10,250

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Holdings, L.P. (“Holdings”) and one of its wholly owned subsidiaries Norcraft Companies, L.P. (“Norcraft”). Holdings, Norcraft and its subsidiaries are collectively referred to as the “Company”.

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. In 2009, Norcraft distributed approximately $15.7 million to Holdings to enable it to make cash interest payments on the senior discount notes. On September 1, 2009, a cash interest payment of approximately $5.7 million was made for these notes. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. In 2010, cash interest payments of approximately $5.2 million were made from cash on hand and a distribution from Norcraft of approximately $1.1 million. Other than the remaining $53.7 million of the senior discount notes, related deferred issuance costs, related interest and amortization expense and related debt extinguishment loss, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2010 or 2009. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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

The Company has aggregated its four significant operating segments into one reportable segment, based on similar products, production processes, types of customers, distribution methods and economic characteristics.

3.	Significant Accounting Policies

Cash and Cash Equivalents

For purposes of reporting cash and cash equivalents, the Company considers all highly liquid investments having maturities when acquired of three months or less when purchased to be cash equivalents.

A substantial portion of the Company’s cash is held by a single financial institution. The majority of the Company’s cash and cash equivalents exceed federal deposit insurance limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to any significant credit risk on cash and cash equivalents.

Trade Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

respect to accounts receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. An account receivable is considered past due after the contractual due date is not met and charge-off occurs when the account is deemed uncollectable. The Company’s largest customer accounted for approximately 15.8%, 17.2% and 16.6% of net sales in 2010, 2009 and 2008, respectively. The amount of accounts receivable for this customer was $1.4 million, $1.5 million and $2.3 million at the years ended December 31, 2010, 2009 and 2008, respectively.

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

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2010, 2009 and 2008 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(32,135)	$67,000	$(27,668)
Deferred financing costs	9,472	(2,696)	8,590	(1,107)

Total	$76,472	$(34,831)	$75,590	$(28,775)

	Norcraft Companies, L.P.
	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(32,135)	$67,000	$(27,668)
Deferred financing costs	7,864	(1,450)	6,982	(74)

Total	$74,864	$(33,585)	$73,982	$(27,742)

Indefinite-Lived Intangible Assets and Goodwill

Indefinite-lived intangible assets are brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone®. Indefinite lived intangible assets are not amortized. Instead, the Company makes annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.

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

No Impairment Charges in 2010 and 2009. The Company’s annual assessment for impairment did not result in an impairment charge in 2010 or 2009.

In the 2010 evaluation of the fair value of all the Company’s reporting units, the Company assumed revenue in 2011 to show recovery and 2012 to continue this recovery. In 2010, the Company also assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. In 2009, the Company assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%.

The Company’s first step impairment analysis for 2010 and 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2010 and 2009.

A summary of impairment charges by reporting unit and year is as follows:

	Brand Names				Goodwill
	Mid Continent	UltraCraft	StarMark	Total	Mid Continent	UltraCraft	StarMark	Total
Balance 1/1/2008	$28,700	$7,500	$12,800	$49,000	$90,507	$11,691	$46,261	$148,459
Impairment	(7,700)	(3,900)	(2,300)	(13,900)	(51,911)	(8,127)	—	(60,038)

Balance 12/31/2008	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—

Balance 12/31/2009	21,000	3,600	10,500	35,100	38,596	3,564	46,261	88,421
Impairment	—	—	—	—	—	—	—	—
Foreign currency valuation	—	—	—	—	62	—	—	62

Balance 12/31/2010	$21,000	$3,600	$10,500	$35,100	$38,658	$3,564	$46,261	$88,483

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Intangible assets not subject to amortization consist of the following:

	December 31, 2010	December 31, 2009
Goodwill	$88,483	$88,421
Brand names	35,100	35,100

Total	$123,583	$123,521

Deferred Financing Costs

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Holdings’ amortization of such costs for the fiscal years 2010, 2009 and 2008 totaled approximately $1.6 million, $4.1 million and $1.5 million, respectively.

Norcraft’s amortization of such costs for the fiscal years 2010, 2009 and 2008 totaled approximately $1.4 million, $2.9 million and $1.1 million, respectively.

Future estimated aggregate amortization expense at December 31, 2010 is as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2011	$1,691	$1,479
2012	1,629	1,479
2013	1,459	1,459
2014	1,030	1,030
2015	967	967

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

4.	Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable consists of the following:

	2010	2009
Trade accounts receivable	$19,108	$18,985
Less: allowance for uncollectible accounts	(1,126)	(998)

Trade accounts receivable, net	$17,982	$17,987

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Inventories

Inventories consist of the following:

	2010	2009
Raw materials and supplies	$12,312	$11,173
Work in process	2,186	2,610
Finished goods	2,865	2,597

	$17,363	$16,380

Supplier Concentration

The Company purchased approximately 19.4%, 13.4% and 16.7% of its raw materials during 2010, 2009 and 2008, respectively, from its largest supplier.

Property, Plant and Equipment

Property, plant and equipment for Holdings and Norcraft consist of the following:

	2010	2009
Land	$2,971	$2,872
Buildings and improvements	25,161	24,064
Factory equipment	29,626	28,057
Vehicles	273	269
Office and data processing equipment	6,177	5,745
Construction in progress	1,141	398

	65,349	61,405
Less: accumulated depreciation	(35,150)	(29,480)

	$30,199	$31,925

Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2010	2009	2010	2009
Salaries, wages and employee benefits	$8,012	$6,842	$8,012	$6,842
Commissions, rebates and marketing programs	2,497	2,457	2,497	2,457
Worker’s compensation	1,875	2,005	1,875	2,005
Interest	2,693	2,926	948	1,181
Other, including product warranty accruals	2,868	2,611	2,868	2,611

	$17,945	$16,841	$16,200	$15,096

Product Warranties

Product warranty activity is as follows for Holdings and Norcraft:

	2010	2009	2008
Beginning balance	$494	$635	$776
Accruals for warranties - current	2,771	2,001	3,373
Settlements made during the period	(2,484)	(2,142)	(3,514)

Ending balance	$781	$494	$635

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

5.	Income Taxes

The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company’s accrual for these tax exposures was $0.2, $0.3 million and $0.5 million at December 31, 2010, 2009 and 2008, respectively.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6.	Long-Term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	2010	2009	2010	2009
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$180,000	$180,000	$180,000

Senior discount notes payable (due in 2012 with interest payments accreting at 9.75%)	53,700	53,700	—	—

Long-term debt	$233,700	$233,700	$180,000	$180,000

Future maturities of long-term debt at December 31, 2010 are as follows:

Year Ending December 31,	Norcraft Holdings, L.P.	Norcraft Companies, L.P.
2011	$—	$—
2012	53,700	—
2013	—	—
2014	—	—
2015	180,000	180,000

	$233,700	$180,000

ABL Facility

In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a new senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, subject to a current borrowing base of approximately $14.6 million, less a letter of credit sub-facility and has a maturity date of December 9, 2013.

The ABL Credit Agreement contains restrictive covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2010, the Company was in compliance with these provisions.

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

As of December 31, 2010, there were no borrowings outstanding under the ABL Facility; however, there were approximately $5.4 million of letters of credit outstanding under the ABL Facility at December 31, 2010, and therefore, the Company’s total availability under the ABL Facility as of December 31, 2010, was approximately $9.2 million.

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

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the proceeds of qualified equity offering at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2010, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing the senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing the senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on the debt issued by them. In 2009 and 2010, Norcraft distributed approximately $15.7 million and $1.1 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from the senior secured second lien notes offering were distributed to Holdings to allow Holdings to repurchase $64.3 million principal amount of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on the Company’s net income allocated to them. There were no tax distributions for the years ended December 31, 2009 and 2010. Tax distributions for the year ended December 31, 2008 were $2.3 million.

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

Historical

On October 21, 2003, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, the $150 million aggregate principal amount of senior subordinated notes. Norcraft Finance Corp. was formed on September 26, 2003 and has no operations. On August 21, 2007, Norcraft repurchased and cancelled $2.0 million of its senior subordinated notes at a purchase price of $2.0 million plus accrued interest of $55,000. In December 2009, Norcraft redeemed the remaining $148.0 million of its senior subordinated notes at a purchase price of $148.0 million plus accrued interest of approximately $2.5 million.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current assets	$61,246	$—	$4,314	$—	$65,560	$—	$—	$65,560
Property, plant & equipment, net	23,535	—	6,664	—	30,199	—	—	30,199
Investments in subsidiary	(302)	—	—	302	—	64,774	(64,774)	—
Other assets	180,225	—	304	(9,897)	170,632	362	—	170,994

Total assets	$264,704	$—	$11,282	$(9,595)	$266,391	$65,136	$(64,774)	$266,753

Current liabilities	$22,191	$—	$1,687	$—	$23,878	$1,745	$—	$25,623
Long-term debt	180,000	—	9,897	(9,897)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,414)	—	—	—	(2,414)	—	—	(2,414)
Other liabilities	153	—	—	—	153	—	—	153
Members’ equity subject to put request	—	—	—	—	—	12,139	—	12,139
Members’ equity (deficit)	64,774	—	(302)	302	64,774	(2,448)	(64,774)	(2,448)

Total liabilities & members’ equity (deficit)	$264,704	$—	$11,282	$(9,595)	$266,391	$65,136	$(64,774)	$266,753

As of December 31, 2009
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Current assets	$48,475	$—	$4,252	$—	$52,727	$4,132	$—	$56,859
Property, plant & equipment, net	27,148	—	4,777	—	31,925	—	—	31,925
Investments in subsidiary	(1,529)	—	—	1,529	—	60,771	(60,771)	—
Other assets	184,346	—	213	(9,334)	175,225	575	—	175,800

Total assets	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

Current liabilities	$20,285	$—	$1,437	$—	$21,722	$1,745	$—	$23,467
Long-term debt	180,000	—	9,334	(9,334)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,903)	—	—	—	(2,903)	—	—	(2,903)
Other liabilities	287	—	—	—	287	—	—	287
Members’ equity subject to put request	—	—	—	—	—	7,546	—	7,546
Members’ equity (deficit)	60,771	—	(1,529)	1,529	60,771	2,487	(60,771)	2,487

Total liabilities & members’ equity (deficit)	$258,440	$—	$9,242	$(7,805)	$259,877	$65,478	$(60,771)	$264,584

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$246,116	$—	$19,225	$(2,773)	$262,568	$—	$—	$262,568
Cost of sales	173,382	—	16,873	(2,773)	187,482	—	—	187,482

Gross profit	72,734	—	2,352	—	75,086	—	—	75,086
Equity in earnings (losses) of subsidiary	(384)	—	—	384	—	3,191	(3,191)	—
Selling, general and administrative expenses	47,730	—	2,672	—	50,402	—	—	50,402

Income (loss) from operations	24,620	—	(320)	384	24,684	3,191	(3,191)	24,684
Other expense:
Interest expense, net	20,028	—	63	—	20,091	5,236	—	25,327
Amortization of deferred financing costs	1,376	—	—	—	1,376	213	—	1,589
Other, net	25	—	1	—	26	—	—	26

Total other expense, net	21,429	—	64	—	21,493	5,449	—	26,942

Net income (loss)	$3,191	$—	$(384)	$384	$3,191	$(2,258)	$(3,191)	$(2,258)

For the Year Ended December 31, 2009
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$236,492	$—	$13,311	$(2,999)	$246,804	$—	$—	$246,804
Cost of sales	167,125	—	12,386	(2,999)	176,512	—	—	176,512

Gross profit	69,367	—	925	—	70,292	—	—	70,292
Equity in earnings (losses) of subsidiary	(780)	—	—	780	—	2,605	(2,605)	—
Selling, general and administrative expenses	48,028	—	1,678	—	49,706	—	—	49,706

Income (loss) from operations	20,559	—	(753)	780	20,586	2,605	(2,605)	20,586
Other expense:
Interest expense, net	15,019	—	31	—	15,050	11,290	—	26,340
Amortization of deferred financing costs	2,895	—	—	—	2,895	1,189	—	4,084
Other, net	40	—	(4)	—	36	1,642	—	1,678

Total other expense, net	17,954	—	27	—	17,981	14,121	—	32,102

Net income (loss)	$2,605	$—	$(780)	$780	$2,605	$(11,516)	$(2,605)	$(11,516)

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Net sales	$330,603	$—	$6,327	$(5,382)	$331,548	$—	$—	$331,548
Cost of sales	232,748	—	7,061	(5,382)	234,427	—	—	234,427

Gross profit	97,855	—	(734)	—	97,121	—	—	97,121
Equity in earnings (losses) of subsidiary	(1,794)	—	—	1,794	—	(56,161)	56,161	—
Selling, general and administrative expenses	63,731	—	1,058	—	64,789	—	—	64,789
Impairment of goodwill and other intangible assets	73,938	—	—	—	73,938	—	—	73,938

Income (loss) from operations	(41,608)	—	(1,792)	1,794	(41,606)	(56,161)	56,161	(41,606)
Other expense:
Interest expense, net	13,341	—	—	—	13,341	11,353	—	24,694
Amortization of deferred financing costs	1,063	—	—	—	1,063	469	—	1,532
Other, net	149	—	2	—	151	—	—	151

Total other expense, net	14,553	—	2	—	14,555	11,822	—	26,377

Net income (loss)	$(56,161)	$—	$(1,794)	$1,794	$(56,161)	$(67,983)	$56,161	$(67,983)

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$20,247	$—	$(57)	$—	$20,190	$(4,256)	$(980)	$14,954
Cash flows provided by (used in) investing activities	(5,471)	—	(1,512)	563	(6,420)	—	—	(6,420)
Cash flows provided by (used in) financing activities	(1,862)	—	563	(563)	(1,862)	124	980	(758)
Effect of exchange rates on cash	—	—	18	—	18	—	—	18

Net increase (decrease) in cash and cash equivalents	12,914	—	(988)	—	11,926	(4,132)	—	7,794
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731	4,132	—	20,863

Cash and cash equivalents, end of period	$28,705	$—	$(48)	$—	$28,657	$—	$—	$28,657

For the Year Ended December 31, 2009
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$25,518	$—	$(717)	$—	$24,801	$70,529	$(83,909)	$11,421
Cash flows provided by (used in) investing activities	(7,268)	—	(969)	2,535	(5,702)	—	—	(5,702)
Cash flows provided by (used in) financing activities	(61,825)	—	2,535	(2,535)	(61,825)	(66,397)	83,909	(44,313)
Effect of exchange rates on cash	—	—	51	—	51	—	—	51

Net increase (decrease) in cash and cash equivalents	(43,575)	—	900	—	(42,675)	4,132	—	(38,543)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406	—	—	59,406

Cash and cash equivalents, end of period	$15,791	$—	$940	$—	$16,731	$4,132	$—	$20,863

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Elim- inations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Elim- inations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$44,086	$—	$(1,485)	$—	$42,601	$4,363	$(4,621)	$42,343
Cash flows provided by (used in) investing activities	(8,417)	—	(767)	2,116	(7,068)	—	—	(7,068)
Cash flows provided by (used in) financing activities	(4,621)	—	2,116	(2,116)	(4,621)	(4,363)	4,621	(4,363)
Effect of exchange rates on cash	—	—	85	—	85	—	—	85

Net increase (decrease) in cash and cash equivalents	31,048	—	(51)	—	30,997	—	—	30,997
Cash and cash equivalents, beginning of period	28,318	—	91	—	28,409	—	—	28,409

Cash and cash equivalents, end of period	$59,366	$—	$40	$—	$59,406	$—	$—	$59,406

(1)	Co-issuers

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

7.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2010 and 2009. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	Norcraft Holdings, L.P.
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$180,000	$192,150	$180,000	$180,000
9.75% senior discount notes	53,700	53,834	53,700	50,612

	Norcraft Companies, L.P.
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$180,000	$192,150	$180,000	$180,000

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

8.	Members’ Equity

Holdings:

At December 31, 2010 and 2009, there were 134,502,405 and 134,173,458 Class A units issued and outstanding, respectively. Class A limited partners are entitled to one vote per unit held. As provided in the limited partnership agreement, income, gain, loss, deduction or credit are allocated to the members pro rata, in accordance with their respective percentage interests, except as required by the Internal Revenue Code and related regulations. The limited partnership agreement also provides for the Company to make estimated distributions to Holdings for payment of estimated federal and state income taxes arising from the Company’s operations.

At December 31, 2010 and 2009, there were 1,251,682 Class B units issued and outstanding. The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.

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

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings. This modification was treated as forfeitures of the original units and new grants of the modified units.

Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with ASC Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted $3.6 million in incentive Class D units during the year ended December 31, 2010.

Compensation expense related to Class D units was $0.2 million for each of the years ended December 31, 2010, 2009 and 2008. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2010	2008
Weighted-average fair value of Class D units granted	$0.17	$0.45
Dividend yield	0.0%	0.0%
Risk-free interest rate	2.45%	1.59%
Volatility	49.5%	41.0%
Expected lives	5.0	4.8

A summary of Class D unit activity under the Plan is as follows:

	2010		2009		2008
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Beginning balance	4,727,220	$0.22	4,841,323	$0.73	5,129,311	$0.83
Granted	3,620,199	$0.35	—	$—	97,391	$1.18
Exercised	—	$—	—	$—	(15,464)	$2.27
Forfeited/expired	(1,535,842)	$1.81	(114,103)	$2.22	(369,915)	$2.21

Ending balance	6,811,577	$0.26	4,727,220	$0.69	4,841,323	$0.73

Exercisable	4,333,183	$0.20	4,221,824	$0.56	4,294,240	$0.59

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2010 were $2.2 million and $1.6 million, respectively. The Class D units vested during 2010 had a fair value of $0.6 million. The total compensation cost of non-vested awards not yet recognized is $0.4 million.

The incentive plan and all Class D units will terminate in October 2015.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Members’ Equity Subject to Put Request

The limited partnership agreement of Holdings provides that certain employee equity Holders may request that Holdings repurchase limited partnership units upon their death or disability at the then fair market value. Following such a request, Holdings must use commercially reasonable efforts to repurchase such units, subject to limitations on the repurchase of equity contained in the senior credit facility and the indentures governing Holding’s and Norcraft’s notes payable, respectively. The fair market value of these units is recorded outside of permanent equity. Any changes in the fair market value of these units are reported as changes in members’ equity subject to put request in the statement of members’ equity and comprehensive income. As of December 31, 2010, 2009 and 2008, there were 21.8 million, 21.5 million, and 21.5 million units subject to the put request, respectively.

The fair market value of a unit is estimated by dividing the current equity value of the Company by the number of vested units outstanding. The equity value of the Company is based on the earnings multiple used in the Acquisition times trailing twelve months’ EBITDA plus net cash and liability positions.

9.	Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan during the years ended December 31, 2010 and 2009 were minimal, while contributions to this plan for the year ended December 31, 2008 were $1.2 million.

10.	Related Party Transactions

The Company has an agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2010, 2009 and 2008.

11.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. Certain lease agreements have terms for renewal or include rent escalation clauses. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.5 million, $2.8 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2011 and that do not have future non-cancelable commitments.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Future minimum lease payments under non-cancelable operating leases at December 31, 2010, are as follows:

Year Ending December 31,	Amount
2011	$2,295
2012	1,495
2013	1,122
2014	1,079
2015	383

$6,374

12.	Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

13.	Unaudited Supplemental Quarterly Data

	Norcraft Holdings, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$61,833	$74,107	$65,937	$60,691
Cost of sales	44,617	51,321	46,531	45,013

Gross profit	17,216	22,786	19,406	15,678
Selling, general and administrative expenses	12,671	13,519	12,278	11,934

Income from operations	4,545	9,267	7,128	3,744
Other expense:
Interest expense, net	6,354	6,315	6,335	6,323
Amortization of deferred financing costs	367	394	427	401
Other, net	30	43	18	(65)

	6,751	6,752	6,780	6,659

Net income (loss)	$(2,206)	$2,515	$348	$(2,915)

	Norcraft Companies, L.P.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Net sales	$61,833	$74,107	$65,937	$60,691
Cost of sales	44,617	51,321	46,531	45,013

Gross profit	17,216	22,786	19,406	15,678
Selling, general and administrative expenses	12,671	13,519	12,278	11,934

Income from operations	4,545	9,267	7,128	3,744
Other expense:
Interest expense, net	5,045	5,006	5,026	5,014
Amortization of deferred financing costs	313	341	374	348
Other, net	30	43	18	(65)

	5,388	5,390	5,418	5,297

Net income (loss)	$(843)	$3,877	$1,710	$(1,553)

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
Other expense:
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
Other expense:
Interest expense, net	3,467	3,423	3,429	4,731
Amortization of deferred financing costs	1,062	171	169	1,493
Other, net	39	29	28	(60)

	4,568	3,623	3,626	6,164

Net income (loss)	$(1,287)	$1,368	$4,719	$(2,195)

14.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending Accounting Standards Codification (“ASC 820”). ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on the consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements. The amendments to FASB ASC 855, Subsequent Events, no longer requires SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and did not have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is not expected to have a material effect on the Company’s consolidated financial statements.

Norcraft Holdings, L.P. Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2010
Allowance for uncollectible accounts	$998	$589	$(461)	$1,126

2009
Allowance for uncollectible accounts	$2,022	$1,121	$(2,145)	$998

2008
Allowance for uncollectible accounts	$1,862	$2,144	$(1,984)	$2,022

S-1

Exhibit	Description

3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007).

3.3	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

3.4	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4 % Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4 % Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 9 % Senior Subordinated Notes due 2011 between Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors names therein and U.S. Bank, National Association as Trustee, dated October 21, 2003 (incorporated by reference to Exhibit 4.1 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

4.4	Form of 9 % Senior Subordinated Notes due 2011 (included in Exhibit 4.3).

4.5	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA (incorporated by reference to Exhibit 4.5 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

4.6	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer (incorporated by reference to Exhibit 4.6 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.1	Amended and Restated Credit Agreement dated as of May 2, 2006, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. the other Guarantors named therein, the lenders named therein and UBS Securities LLC, as Lead Arranger, Wachovia Bank, National Association, as Syndication Agent, Wachovia Capital Markets, LLC, as Co-Arranger, UBS Loan Finance LLC as Swingline Lender, UBS AG, Stamford Branch, as issuing Bank, Administrative Agent and Collateral Agent and CIT Lending Services Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on May 8, 2006).

10.2	Assumption Agreement, dated as of August 13, 2004, made by Norcraft Intermediate Holdings, L.P., in favor of UBS AG, Stamford Branch, as Administrative Agent and Collateral Agent for the banks and other Lenders parties to the Credit Agreement, dated as of October 21, 2003, as amended (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.3	Assignment of Interests, dated August 17, 2004, between Norcraft Holdings, L.P. and Norcraft Intermediate Holdings, L.P. (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

10.4	U.S. Security Agreement by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. (as successor in interest to Norcraft Holdings, L.P.), Norcraft Finance Corp., the Guarantors named therein and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.5 to Norcraft Companies, L.P.’s Form S-4 filed on April 27, 2004).

10.5	Canadian Security Agreement by Norcraft Canada Corporation and UBS AG, Stamford Branch, as Collateral Agent, dated as of October 21, 2003 (incorporated by reference to Exhibit 10.6 to Norcraft Companies, L.P. Form S-4, filed June 27, 2004).

E-1

Exhibit	Description

10.6	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.7	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.8	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.9	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.10	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.11	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.12	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.13	Management and Monitoring Agreement Letter, dated October 21, 2003, from Saunders Karp & Megrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.14	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.15	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.16	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.17	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon. (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-2