Form 10-Q
period 2011-03-31
NORCRAFT COMPANIES LP; Norcraft Holdings, L.P.
filed 2011-05-13
CIK 1288248, 1305018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

PART I. FINANCIAL INFORMATION

Item 1.

Consolidated Balance Sheets

(dollar amounts in thousands)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31, 2011 (unaudited)	December 31, 2010	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,544	$28,657	$24,544	$28,657
Trade accounts receivable, net	22,027	17,982	22,027	17,982
Inventories	19,583	17,363	19,583	17,363
Prepaid expenses	1,506	1,558	1,506	1,558

Total current assets	67,660	65,560	67,660	65,560

Property, plant and equipment, net	29,596	30,199	29,596	30,199

Other assets:
Goodwill	88,492	88,483	88,492	88,483
Brand names	35,100	35,100	35,100	35,100
Customer relationships, net	33,748	34,865	33,748	34,865
Deferred financing costs, net	6,353	6,776	6,044	6,414
Display cabinets, net	5,357	5,016	5,357	5,016
Other	676	754	676	754

Total other assets	169,726	170,994	169,417	170,632

Total assets	$266,982	$266,753	$266,673	$266,391

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$10,310	$7,678	$10,310	$7,678
Accrued expenses	17,653	17,945	17,217	16,200

Total current liabilities	27,963	25,623	27,527	23,878

Long-term debt	233,700	233,700	180,000	180,000
Unamortized discount on bonds payable	(2,292)	(2,414)	(2,292)	(2,414)
Other liabilities	153	153	153	153

Commitments and contingencies	—	—	—	—

Members’ equity subject to put request	10,302	12,139	—	—

Members’ equity (deficit)	(2,844)	(2,448)	61,285	64,774

Total liabilities and members’ equity (deficit)	$266,982	$266,753	$266,673	$266,391

See notes to consolidated financial statements.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Net sales	$64,188	$61,833	$64,188	$61,833
Cost of sales	47,585	44,617	47,585	44,617

Gross profit	16,603	17,216	16,603	17,216

Selling, general and administrative expenses	12,360	12,671	12,360	12,671

Income from operations	4,243	4,545	4,243	4,545

Other expense:
Interest expense, net	6,336	6,354	5,027	5,045
Amortization of deferred financing costs	423	367	370	313
Other, net	24	30	24	30

Total other expense	6,783	6,751	5,421	5,388

Net loss	$(2,540)	$(2,206)	$(1,178)	$(843)

See notes to consolidated financial statements.

Consolidated Statements of Changes in Members’ Equity (Deficit) and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.
	Members’ Deficit	Total Comprehensive Loss

Members’ deficit at January 1, 2011	$(2,448)

Stock compensation expense	45

Accretion on members’ interest subject to put request	1,837

Foreign currency translation adjustment	262	262

Net loss	(2,540)	(2,540)

Total comprehensive loss		$(2,278)

Members’ deficit at March 31, 2011	$(2,844)

	Norcraft Companies, L.P.
	Member’s Equity	Total Comprehensive Loss
Member’s equity at January 1, 2011	$64,774

Stock compensation expense	45

Distribution to member	(2,618)

Foreign currency translation adjustment	262	262

Net loss	(1,178)	(1,178)

Total comprehensive loss		$(916)

Member’s equity at March 31, 2011	$61,285

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cash flows from operating activities:
Net loss	$(2,540)	$(2,206)	$(1,178)	$(843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,286	1,457	1,286	1,457
Amortization:
Customer relationships	1,117	1,117	1,117	1,117
Deferred financing costs	423	367	370	313
Display cabinets	948	1,088	948	1,088
Discount amortization/accreted interest	122	122	122	122
Provision for uncollectible accounts receivable	11	(26)	11	(26)
Provision for obsolete and excess inventories	(96)	354	(96)	354
Provision for warranty claims	666	641	666	641
Stock compensation expense	45	45	45	45
Gain on disposal of assets	—	(1)	—	(1)
Change in operating assets and liabilities:
Trade accounts receivable	(3,980)	(3,935)	(3,980)	(3,935)
Inventories	(2,073)	(1,591)	(2,073)	(1,591)
Prepaid expenses	57	173	57	173
Other assets	77	21	77	21
Accounts payable and accrued expenses	1,902	4,482	3,211	5,791

Net cash provided by (used in) operating activities	(2,035)	2,108	583	4,726

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	1	4	1
Purchase of property, plant and equipment	(755)	(595)	(755)	(595)
Additions to display cabinets	(1,289)	(1,237)	(1,289)	(1,237)

Net cash used in investing activities	(2,040)	(1,831)	(2,040)	(1,831)

Cash flows from financing activities:
Payment of financing costs	—	(326)	—	(326)
Distributions to members	—	—	(2,618)	—

Net cash used in financing activities	—	(326)	(2,618)	(326)

Effect of exchange rates on cash and cash equivalents	(38)	2	(38)	2

Net increase (decrease) in cash and cash equivalents	(4,113)	(47)	(4,113)	2,571

Cash and cash equivalents, beginning of the period	28,657	20,863	28,657	16,731

Cash and cash equivalents, end of period	$24,544	$20,816	$24,544	$19,302

Supplemental disclosure of non-cash transactions:
Change in equity subject to put request	$(1,837)	$530	$—	$—
Purchase of property, plant and equipment with consideration other than cash	$—	$201	$—	$201

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

The consolidated financial statements of Holdings include the accounts of its 100% owned subsidiaries, Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and Norcraft Capital Corp. In August 2004, Holdings and Norcraft Capital Corp. issued $118.0 million of 9 3/4% senior discount notes for gross proceeds of $80.3 million. Holdings and Norcraft Capital Corp. are the sole obligors of these notes. In December 2009, $64.3 million of the senior discount notes were repurchased. Other than the remaining $53.7 million of the senior discount notes, related deferred issuance costs, related interest and amortization expense, all other assets, liabilities, income, expenses and cash flows of the consolidated financial statements of Holdings presented for all periods represent those of its wholly-owned subsidiary Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2011 and 2010 and for the three months ended March 31, 2011 and 2010 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

Unless separately stated, the information included in the notes herein relates to both Holdings and Norcraft.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31,	December 31,
	2011	2010
Trade accounts receivable	$22,856	$19,108
Less: Allowance for uncollectible accounts	(829)	(1,126)

Trade accounts receivable, net	$22,027	$17,982

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
Raw materials and supplies	$12,259	$12,312
Work in process	2,296	2,186
Finished goods	5,028	2,865

	$19,583	$17,363

4.	Intangible Assets

Intangible assets subject to amortization consist of the following:

	Norcraft Holdings, L.P.
	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(33,252)	$67,000	$(32,135)
Deferred financing costs	9,472	(3,119)	9,472	(2,696)

Total	$76,472	$(36,371)	$76,472	$(34,831)

	Norcraft Companies, L.P.
	March 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$67,000	$(33,252)	$67,000	$(32,135)
Deferred financing costs	7,864	(1,820)	7,864	(1,450)

Total	$74,864	$(35,072)	$74,864	$(33,585)

There were no events or circumstances during the three months ended March 31, 2011 to indicate that the following assets not subject to amortization should be evaluated for potential impairment.

	March 31, 2011	December 31, 2010
Goodwill	$88,492	$88,483
Brand names	35,100	35,100

Total	$123,592	$123,583

5.	Accrued Expenses

Accrued expenses consist of the following:

	Norcraft Holdings, L.P.
	March 31,	December 31,
	2011	2010

Salaries, wages and employee benefits	$4,443	$8,012
Commissions, rebates and marketing programs	2,394	2,497
Workers’ compensation	1,933	1,875
Interest	6,001	2,693
Other, including product warranty accruals	2,882	2,868

	$17,653	$17,945

	Norcraft Companies, L.P.
	March 31,	December 31,
	2011	2010

Salaries, wages and employee benefits	$4,443	$8,012
Commissions, rebates and marketing programs	2,394	2,497
Workers’ compensation	1,933	1,875
Interest	5,565	948
Other, including product warranty accruals	2,882	2,868

	$17,217	$16,200

Product warranty accrual activity is as follows for Norcraft Holdings, L.P. and Norcraft Companies, L.P.:

	March 31,	March 31,
	2011	2010

Beginning balance	$781	$494
Accruals for warranties	666	641
Claims paid	(702)	(576)

Ending balance	$745	$559

6.	Stock-Based Compensation

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

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings. This modification was treated as forfeitures of the original units and new grants of the modified units. No compensation expense was recorded as a result of this modification.

Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with ASC Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three months ended March 31, 2011.

Compensation expense related to Class D units was negligible for the three months ended March 31, 2011 and 2010. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended March 31, 2011
	Units	Weighted-Average Exercise Price (1)
Beginning balance	6,811,577	$0.26
Granted	—
Forfeited/expired	—

Ending balance	6,811,577	$0.26

Exercisable balance	4,359,154	$0.20

(1)	As modified.

The intrinsic values of the issued Class D units and exercisable Class D units at March 31, 2011 were $1.6 million and $1.2 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$180,000	$180,000	$180,000	$180,000
Senior discount notes (due in 2012 with semi- annual interest payments at 9.75%)	53,700	53,700	—	—

Long term debt	$233,700	$233,700	$180,000	$180,000

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

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2011, the borrowing base was approximately $18.9 million.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2011, the Company was in compliance with these provisions.

Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

As of March 31, 2011, there were no borrowings outstanding, approximately $4.9 million of a letter of credit outstanding and unused commitments of $14.0 million under the ABL Facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2011, Norcraft was in compliance with these provisions.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2011, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing the senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing the senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on the debt issued by them. In 2010 and during the first three months of 2011, Norcraft distributed approximately $1.1 million and $2.6 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from the senior secured second lien notes offering was distributed to Holdings to allow Holdings to repurchase $64.3 million principal amount of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on the Company’s net income allocated to them. There was no tax distribution during the three months ended March 31, 2011.

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

The following represents certain condensed consolidating financial information as of March 31, 2011 and December 31, 2010 and for the periods ended March 31, 2011 and 2010 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes. In addition, the terms and conditions of the senior secured second lien notes limit Norcraft’s ability to pay dividends or other payments to Holdings. In this regard, the net assets of Norcraft are restricted assets of Holdings. As such, condensed financial information for Holdings (the parent company) is also presented. The information presented follows the equity method of accounting except for consolidated amounts.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of March 31, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Current assets	$63,462	$—	$4,198	$—	$67,660	$—	$—	$67,660
Property, plant & equipment, net	22,837	—	6,759	—	29,596	—	—	29,596

Investments in subsidiary	(473)	—	—	473	—	61,285	(61,285)	—

Other assets	179,366	—	308	(10,257)	169,417	309	—	169,726

Total assets	$265,192	$—	$11,265	$(9,784)	$266,673	$61,594	$(61,285)	$266,982

Current liabilities	$26,046	$—	$1,481	$—	$27,527	$436	$—	$27,963

Long-term debt	180,000	—	10,257	(10,257)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,292)	—	—	—	(2,292)	—	—	(2,292)

Other liabilities	153	—	—	—	153	—	—	153
Members’ equity subject to put request	—	—	—	—	—	10,302	—	10,302

Members’ equity (deficit)	61,285	—	(473)	473	61,285	(2,844)	(61,285)	(2,844)

Total liabilities & members’ equity (deficit)	$265,192	$—	$11,265	$(9,784)	$266,673	$61,594	$(61,285)	$266,982

As of December 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.

Current assets	$61,246	$—	$4,314	$—	$65,560	$—	$—	$65,560
Property, plant & equipment, net	23,535	—	6,664	—	30,199	—	—	30,199

Investments in subsidiary	(302)	—	—	302	—	64,774	(64,774)	—

Other assets	180,225	—	304	(9,897)	170,632	362	—	170,994

Total assets	$264,704	$—	$11,282	$(9,595)	$266,391	$65,136	$(64,774)	$266,753

Current liabilities	$22,191	$—	$1,687	$—	$23,878	$1,745	$—	$25,623

Long-term debt	180,000	—	9,897	(9,897)	180,000	53,700	—	233,700
Unamortized discount on bonds payable	(2,414)	—	—	—	(2,414)	—	—	(2,414)

Other liabilities	153	—	—	—	153	—	—	153
Members’ equity subject to put request	—	—	—	—	—	12,139	—	12,139

Members’ equity (deficit)	64,774	—	(302)	302	64,774	(2,448)	(64,774)	(2,448)

Total liabilities & members’ equity (deficit)	$264,704	$—	$11,282	$(9,595)	$266,391	$65,136	$(64,774)	$266,753

(1)	Co-issuers

CONDENSED CONSOLIDATING OPERATIONS STATEMENTS

For the Three Months Ended March 31, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Net sales	$60,497	$—	$4,449	$(758)	$64,188	$—	$—	$64,188
Cost of sales	44,300	—	4,043	(758)	47,585	—	—	47,585

Gross profit	16,197	—	406	—	16,603	—	—	16,603
Equity in earnings (losses) of subsidiary	(433)	—	—	433	—	(1,178)	1,178	—
Selling, general and administrative expenses	11,530	—	830	—	12,360	—	—	12,360

Income (loss) from operations	4,234	—	(424)	433	4,243	(1,178)	1,178	4,243
Other expense (income):

Interest expense, net	5,018	—	9	—	5,027	1,309	—	6,336
Amortization of deferred financing costs	370	—	—	—	370	53	—	423

Other, net	24	—	—	—	24	—	—	24

Total other expense, net	5,412	—	9	—	5,421	1,362	—	6,783

Net income (loss)	$(1,178)	$—	$(433)	$433	$(1,178)	$(2,540)	$1,178	$(2,540)

For the Three Months Ended March 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.

Net sales	$58,006	$—	$4,551	$(724)	$61,833	$—	$—	$61,833

Cost of sales	41,266	—	4,075	(724)	44,617	—	—	44,617

Gross profit	16,740	—	476	—	17,216	—	—	17,216
Equity in earnings (losses) of subsidiary	(33)	—	—	33	—	(843)	843	—
Selling, general and administrative expenses	12,167	—	504	—	12,671	—	—	12,671

Income (loss) from operations	4,540	—	(28)	33	4,545	(843)	843	4,545
Other expense (income):

Interest expense, net	5,040	—	5	—	5,045	1,309	—	6,354
Amortization of deferred financing costs	313	—	—	—	313	54	—	367

Other, net	30	—	—	—	30	—	—	30

Total other expense, net	5,383	—	5	—	5,388	1,363	—	6,751

Net income (loss)	$(843)	$—	$(33)	$33	$(843)	$(2,206)	$843	$(2,206)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$585	$—	$(2)	$—	$583	$—	$(2,618)	$(2,035)
Cash flows provided by (used in) investing activities	(2,242)	—	(158)	360	(2,040)	—	—	(2,040)
Cash flows provided by (used in) financing activities	(2,618)	—	360	(360)	(2,618)	—	2,618	—
Effect of exchange rates on cash	—	—	(38)	—	(38)	—	—	(38)

Net increase (decrease) in cash and cash equivalents	(4,275)	—	162	—	(4,113)	—	—	(4,113)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657	—	—	28,657

Cash and cash equivalents, end of period	$24,430	$—	$114	$—	$24,544	$—	$—	$24,544

For the Three Months Ended March 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.	Norcraft Holdings, L.P.	Eliminations	Consolidated Norcraft Holdings, L.P.
Cash flows provided by (used in) operating activities	$4,855	$—	$(129)	$—	$4,726	$(2,618)	$—	$2,108
Cash flows provided by (used in) investing activities	(1,206)	—	(262)	(363)	(1,831)	—	—	(1,831)
Cash flows provided by (used in) financing activities	(326)	—	(363)	363	(326)	—	—	(326)
Effect of exchange rates on cash	—	—	2	—	2	—	—	2

Net increase (decrease) in cash and cash equivalents	3,323	—	(752)	—	2,571	(2,618)	—	(47)
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731	4,132	—	20,863

Cash and cash equivalents, end of period	$19,114	$—	$188	$—	$19,302	$1,514	$—	$20,816

(1)	Co-issuers

8.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending Accounting Standards Codification (“ASC”) 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 had no impact on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uncertainty of Forward Looking Statements and Information

This report contains “forward looking statements.” All statements other than statements of historical facts included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward looking statements. Forward looking statements give our current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of our company. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2010 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”) and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Holdings together with Norcraft and its subsidiaries.

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

While we believe that sales during the prior year three month period ended March 31, 2010 were positively affected by the first-time home-buyer’s tax credit, sales during the current year three month period ended March 31, 2011 were slightly higher. We believe this may be an indication of stability in the economy and our industry, combined with an increase in our own market share.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Norcraft Holdings, L.P.		Norcraft Companies, L.P.
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1%	72.2%	74.1%	72.2%

Gross profit	25.9%	27.8%	25.9%	27.8%
Selling, general and administrative expenses	19.3%	20.5%	19.3%	20.5%

Income from operations	6.6%	7.3%	6.6%	7.3%

Interest expense, net	9.9%	10.3%	7.8%	8.2%
Amortization of deferred financing costs	0.7%	0.6%	0.6%	0.5%

Net loss	(4.0)%	(3.6)%	(1.8)%	(1.4)%

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Net Sales. Net sales increased by $2.4 million, or 3.8%, from $61.8 million for the three months ended March 31, 2010 to $64.2 million for the same period of 2011. This growth was attributable to the StarMark and Mid Continent divisions while there were decreases in net sales in the UltraCraft division and the Winnipeg, Canada facility. The increase in sales was generally driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $3.0 million, or 6.7%, from $44.6 million for the three months ended March 31, 2010 to $47.6 million for same period of 2011. This increase was attributable to the increased sales volume along with aggressive sales incentives for the three months ended March 31, 2011. Cost of sales as a percentage of net sales increased from 72.2% for the three months ended March 31, 2010 to 74.1% for the same period of 2011.

Gross Profit. Gross profit decreased by $0.6 million, or 3.6%, from $17.2 million for the three months ended March 31, 2010 to $16.6 million for the same period of 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 27.8% for the three months ended March 31, 2010 to 25.9% for the same period of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.3 million, or 2.5%, from $12.7 million for the three months ended March 31, 2010 to $12.4 million for the same period of 2011. Selling, general and administrative expenses were lower than the prior-year period because of lower corporate overhead expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 20.5% for the three months ended March 31, 2010 to 19.3% for the same period of 2011.

Income from Operations. Income from operations decreased by $0.3 million, or 6.6%, from $4.5 million for the three months ended March 31, 2010 compared to $4.2 million for the same period of 2011. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 7.3% for the three months ended March 31, 2010 to 6.6% for the same period of 2011.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Holdings’ consolidated interest, amortization of deferred financing fees and other expenses were flat at $6.7 million for the three months ended March 31, 2010 and 2011. Interest, amortization of deferred financing fees and other expenses for Holdings as a percentage of net sales decreased from 10.9% for the three months ended March 31, 2010 to 10.6% for the same period of 2011.

Interest, amortization of deferred financing fees and other expenses for Norcraft increased by $0.1 million, or 0.6%, from $5.3 million for the three months ended March 31, 2010 to $5.4 million for the same period of 2011. Interest, amortization of deferred financing fees and other expenses for Norcraft as a percentage of net sales decreased from 8.7% for the three months ended March 31, 2010 to 8.4% for the same period of 2011.

Net Loss. Holdings’ net loss increased by $0.3 million from $2.2 million for the three months ended March 31, 2010 compared to $2.5 million for the same period of 2011, for the reasons described above. Net loss as a percentage of net sales for Holdings increased from (3.6)% for the three months ended March 31, 2010 to (4.0)% for the same period of 2011.

Norcraft’s net loss increased $0.4 million from $0.8 million for the three months ended March 31, 2010 compared to $1.2 million for the same period of 2011, for the reasons described above. Net loss as a percentage of net sales for Norcraft increased from (1.4)% for the three months ended March 31, 2010 to (1.8)% for the same period of 2011.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, members’ tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash used in operating activities of Holdings was $2.0 million for the three months ended March 31, 2011, compared with cash provided by operating activities of $2.1 million for the same period of 2010, a decrease in cash provided of $4.1 million. The decrease was primarily due to a change in operating liabilities of $2.6 million, a change in operating assets of $0.6 million and an increase in net loss of $0.3 million as discussed above.

Cash provided by operating activities of Norcraft was $0.6 million for the three months ended March 31, 2011, compared with $4.7 million for the same period of 2010, a decrease in cash provided of $4.1 million. The decrease was primarily due to a change in operating liabilities of $2.6 million, a change in operating assets of $0.6 million and an increase in net loss of $0.4 million as discussed above.

Cash used in investing activities was $2.0 million for the three months ended March 31, 2011, compared with $1.8 million for the same period of 2010, an increase in cash used of $0.2 million. Capital expenditures were $0.8 million for the three months ended March 31, 2011, compared with $0.6 million for the same period of 2010, an increase of $0.2 million. Additions to display cabinets were flat at $1.2 million for the three months ended March 31, 2011 and 2010.

There was no cash used in financing activities of Holdings for the three months ended March 31, 2011, compared with cash used of $0.3 million in the same period of 2010, an increase in cash used of $0.3 million. This increase was due to a $0.3 million payment in financing costs during the three months ended March 31, 2010.

Cash used in financing activities of Norcraft was $2.6 million for the three months ended March 31, 2011, compared with $0.3 million in the same period of 2010, an increase in cash used of $2.3 million. This increase was due to $2.6 million of distributions to members during the three months ended March 31, 2011 compared to $0.3 million payment in financing costs during the three months ended March 31, 2010.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2011, the borrowing base was approximately $18.9 million.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2011, the Company was in compliance with these provisions.

Indebtedness under the ABL facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

As of March 31, 2011, there were no borrowings outstanding, approximately $4.9 million in a letter of credit outstanding and unused commitments of $14.0 million under the ABL facility.

The Company has no unused letters of credit.

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

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the offerings of proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2011, Norcraft was in compliance with these provisions.

Senior Discount Notes. On August 17, 2004, Holdings and Norcraft Capital Corp., a 100% owned finance subsidiary of Holdings, issued, on a joint and several basis, $118.0 million aggregate principal amount at maturity ($80.3 million gross proceeds) of 9 3/4% senior discount notes due 2012. The net proceeds of this offering were used to make a distribution to Holdings’ limited partners. Norcraft Capital Corp. was formed on August 12, 2004 and has no operations. Interest accrued on the senior discount notes in the form of an increase in the accreted value of the note prior to September 1, 2008. Since that time, cash interest on the senior discount notes accrues and is payable semiannually in arrears on March 1 and September 1 of each year at a rate of 9 3/4% per annum. The first cash interest payment was made on March 1, 2009. In December 2009, $64.3 million of the senior discount notes were repurchased resulting in a loss from debt extinguishment of $1.6 million. As of March 31, 2011, there was approximately $53.7 million principal amount of senior discount notes outstanding.

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

Additionally, the terms of the indenture governing the senior discount notes limit Holdings’ ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2011, Holdings was in compliance with these provisions.

Holdings currently relies on distributions from Norcraft in order to pay cash interest on the senior discount notes. The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Under the terms of the indenture governing our senior secured second lien notes, Norcraft may make distributions of up to $25.0 million in the aggregate to Holdings or Norcraft Intermediate Holdings, L.P. to pay interest and principal on our debt issued by them. In 2010 and during the first three months of 2011, Norcraft distributed approximately $1.1 million and $2.6 million, respectively, to Holdings to enable it to make cash interest payments on the senior discount notes. In addition, in December 2009, a portion of the net proceeds from our senior secured second lien notes offering was distributed to Holdings to allow Holdings to repurchase a portion of its senior discount notes. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to pay interest on its debt as well as to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution during the three months ended March 31, 2011.

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

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution during the three months ended March 31, 2011.

The Company made no other cash distributions to the holders of its Class A and Class B units in Holdings during the three months ended March 31, 2011.

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

Critical Accounting Polices

In our Annual Report on Form 10-K for the year ended December 31, 2010, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2011, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the three months ended March 31, 2011 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial offers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.

Item 6.	Exhibits

Exhibit	Description

3.1	Certificate of Limited Partnership of Norcraft Holdings, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

3.2	Third Amended and Restated Agreement of Limited Partnership of Norcraft Holdings, L.P., dated as of June 25, 2007 (incorporated by reference to Exhibit 3.1 to Norcraft Holdings, L.P.’s Form 10-Q filed on August 10, 2007).

3.3	Certificate of Limited Partnership of Norcraft Companies, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Companies, L.P.’s Registration Statement on Form S-4 filed on April 27, 2004).

3.4	Norcraft Companies, L.P. Agreement of Limited Partnership, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.2 to Norcraft Companies, L.P.’s Registration Statement on Form S-4 filed on April 27, 2004).

3.5	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P.’s Registration Statement on Form S-4 filed on April 27, 2004).

3.6	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P.’s Registration Statement on Form S-4 filed on April 27, 2004).

4.1	Indenture with respect to the 9 3/4% Senior Discount Notes due 2012 between Norcraft Holdings, L.L.P., Norcraft Capital Corp. and U.S. Bank, National Association as Trustee, dated August 17, 2004 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004).

4.2	Form of 9 3/4% Senior Discount Notes due 2012 (included in Exhibit 4.1).

4.3	Indenture with respect to the 10 1/2% Senior Secured Second Lien Notes due 2015 among Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated as of December 9, 2009 (incorporated by reference to Exhibit 4.2 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

4.4	Form of 10 1/2% Senior Secured Second Lien Note due 2015 (incorporated by reference to Exhibit 4.1 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

4.5	Registration Rights Agreement, dated as of December 9, 2009, by and among Norcraft Companies, L.P. and Norcraft Finance Corp., the guarantors named therein and UBS Securities LLC and Jefferies & Company, Inc. as initial purchasers (incorporated by reference to Exhibit 4.3 to Norcraft Companies, L.P.’s Form 8-K filed on December 11, 2009).

Exhibit	Description

10.1	Credit Agreement, among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P., the other Guarantors from time to time party thereto, the lenders party thereto, UBS Securities LLC, as Arranger, Bookmanager, Documentation Agent and Syndication Agent, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent and Collateral Agent, and UBS Loan Finance LLC, as Swingline Lender, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.2	U.S. Security Agreement, by Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P., the other Guarantors from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.2 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.3	Canadian Security Agreement, by Norcraft Canada Corporation, the other Guarantors from time to time party thereto and UBS AG, Stamford Branch, as Collateral Agent, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.3 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.4	U.S. Second Lien Security Agreement, by Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Agent, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.4 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.5	Canadian Second Lien Security Agreement, by Norcraft Canada Corporation, the other Guarantors from time to time party thereto and U.S. Bank National Association, as Collateral Agent, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.5 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.6	Intercreditor Agreement, among UBS AG, Stamford Branch, as First Lien Agent, U.S. Bank National Association, as Original Second Lien Agent and Second Lien Collateral Agent, Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P. and the other Guarantors from time to time party thereto, dated as of December 9, 2000 (incorporated by reference to Exhibit 10.6 to Norcraft Holdings, L.P.’s Form 8-K filed on December 11, 2009).

10.7	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.8	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.9	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.10	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004).

10.11	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

10.12	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.13	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.14	Management and Monitoring Agreement Letter, dated October 21, 2003, from Saunders Karp & Megrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

Exhibit	Description

10.15	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.16	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004).

10.17	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.18	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon. (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004).

31.1*	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT HOLDINGS, L.P.
(Registrant)

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: May 13, 2011	Date: May 13, 2011
Signing on behalf of each	Signing on behalf of each
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer