Form 10-Q
period 2011-06-30
NORCRAFT COMPANIES LP
filed 2011-08-15
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-114924

Norcraft Companies, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4231718
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3020 Denmark Avenue, Suite 100

Eagan, MN 55121

(Address of Principal Executive Offices)

(800) 297-0661

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.

Consolidated Balance Sheet

(dollar amounts in thousands)

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$22,753	$28,657
Trade accounts receivable, net	24,447	17,982
Inventories	19,468	17,363
Prepaid and other current assets	1,705	1,558

Total current assets	68,373	65,560

Property, plant and equipment, net	28,864	30,199

Other assets:
Goodwill	88,490	88,483
Intangible assets, net	81,210	76,379
Display cabinets, net	5,584	5,016
Other	665	754

Total other assets	175,949	170,632

Total assets	$273,186	$266,391

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$9,829	$7,678
Accrued expenses	15,476	16,200

Total current liabilities	25,305	23,878

Long-term debt	240,000	180,000
Unamortized premium (discount) on bonds payable	186	(2,414)
Other liabilities	163	153

Commitments and contingencies	—	—

Member’s equity	7,532	64,774

Total liabilities and member’s equity	$273,186	$266,391

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Net sales	$75,037	$74,107
Cost of sales	53,823	51,321

Gross profit	21,214	22,786

Selling, general and administrative expenses	13,470	13,519

Income from operations	7,744	9,267

Other expense:
Interest expense, net	5,628	5,006
Amortization of deferred financing costs	501	341
Other, net	28	43

Total other expense	6,157	5,390

Net income	$1,587	$3,877

	Six Months Ended June 30,
	2011	2010
Net sales	$139,225	$135,940
Cost of sales	101,408	95,938

Gross profit	37,817	40,002

Selling, general and administrative expenses	25,830	26,190

Income from operations	11,987	13,812

Other expense:
Interest expense, net	10,655	10,051
Amortization of deferred financing costs	871	654
Other, net	52	73

Total other expense	11,578	10,778

Net income	$409	$3,034

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity and Comprehensive Income

(dollar amounts in thousands)

(unaudited)

	Member’s Equity	Total Comprehensive Income
Member’s equity at January 1, 2011	$64,774
Issuance of members’ interest	90
Stock compensation expense	90
Distributions to member	(58,015)
Foreign currency translation adjustment	184	184
Net income	409	409

Total comprehensive income		$593

Member’s equity at June 30, 2011	$7,532

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$409	$3,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,557	2,920
Amortization:
Customer relationships	2,234	2,234
Deferred financing costs	871	654
Display cabinets	1,962	2,191
Discount amortization/accreted interest	200	244
Provision for uncollectible accounts receivable	50	(19)
Provision for obsolete and excess inventories	16	205
Provision for warranty claims	1,392	1,343
Stock compensation expense	90	93
Loss (gain) on disposal of assets	2	(46)
Change in operating assets and liabilities:
Trade accounts receivable	(6,447)	(5,399)
Inventories	(2,087)	(2,191)
Prepaid expenses	(140)	(19)
Other assets	85	21
Accounts payable and accrued expenses	272	3,680

Net cash provided by operating activities	1,466	8,945

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	47
Purchase of property, plant and equipment	(1,337)	(1,186)
Additions to display cabinets	(2,530)	(2,144)

Net cash used in investing activities	(3,863)	(3,283)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	62,400	—
Payment of financing costs	(7,936)	(512)
Proceeds from issuance of member interests	90	125
Distributions to member	(58,015)	—

Net cash used in financing activities	(3,461)	(387)

Effect of exchange rates on cash and cash equivalents	(46)	(19)

Net increase (decrease) in cash and cash equivalents	(5,904)	5,256

Cash and cash equivalents, beginning of the period	28,657	16,731

Cash and cash equivalents, end of period	$22,753	$21,987

Supplemental disclosure of non-cash transactions:
Purchase of property, plant and equipment with consideration other than cash	$—	$201

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company.” Norcraft Holdings, L.P (“Holdings”) is the parent company Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2011 and 2010 and for the three and six months ended June 30, 2011 and 2010 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30, 2011	December 31, 2010

Trade accounts receivable	$25,393	$19,108
Less: Allowance for uncollectible accounts	(946)	(1,126)

Trade accounts receivable, net	$24,447	$17,982

3.	Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Raw materials and supplies	$12,232	$12,312
Work in process	2,582	2,186
Finished goods	4,654	2,865

	$19,468	$17,363

4.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,490			$88,490

Brand names	$35,100			$35,100
Customer relationships		67,000	(34,369)	32,631
Deferred financing costs		15,800	(2,321)	13,479

	$35,100	$82,800	$(36,690)	$81,210

	December 31, 2010
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,483			$88,483

Brand names	$35,100			$35,100
Customer relationships		67,000	(32,135)	34,865
Deferred financing costs		7,864	(1,450)	6,414

	$35,100	$74,864	$(33,585)	$76,379

There were no events or circumstances during the three or six months ended June 30, 2011 to indicate that the following assets not subject to amortization should be evaluated for potential impairment.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010

Salaries, wages and employee benefits	$6,479	$8,012
Commissions, rebates and marketing programs	2,791	2,497
Workers’ compensation	2,025	1,875
Interest	1,120	948
Other, including product warranty accruals	3,061	2,868

	$15,476	$16,200

Product warranty accrual activity is as follows:

	June 30, 2011	June 30, 2010

Beginning balance – December 31	$781	$494
Accruals for warranties	1,392	1,343
Claims paid	(1,423)	(1,158)

Ending balance – June 30	$750	$679

6.	Stock-Based Compensation

The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company.

Previously, under the terms of the Plan, the Class D units generally began to vest on December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period (time based vesting) and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years (probability based vesting).

During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings. This modification was treated as forfeitures of the original units and new grants of the modified units. No compensation expense was recorded as a result of this modification.

Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units are issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three and six months ended June 30, 2011.

Compensation expense related to Class D units was $0.05 million and $0.09 million for the three and six months ended June 30, 2010 and 2011, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2011
	Units	Weighted-Average Exercise Price
Beginning balance	6,811,577	$0.26
Granted	—
Forfeited/expired	—

Ending balance	6,811,577	$0.26

Exercisable balance	4,359,154	$0.20

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2011 were $1.2 million and $1.0 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010

Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$180,000

Long term debt	$240,000	$180,000

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of June 30, 2011, the borrowing base was approximately $20.5 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of June 30, 2011, the Company was in compliance with these provisions.

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

As of June 30, 2011, there were no borrowings outstanding, approximately $4.9 million of a letter of credit outstanding and unused commitments of $15.6 million under the ABL Facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of the 9 3/4% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9 3/4% senior discount notes due 2012 and pay related transaction and financing costs.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2011, Norcraft was in compliance with these provisions.

The following represents certain condensed consolidating financial information as of June 30, 2011 and December 31, 2010 and for the periods ended June 30, 2011 and 2010 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$63,475	$—	$4,898	$—	$68,373
Property, plant & equipment, net	22,207	—	6,657	—	28,864
Investments in subsidiary	(793)	—	—	793	—
Other assets	186,336	—	304	(10,691)	175,949

Total assets	$271,225	$—	$11,859	$(9,898)	$273,186

Current liabilities	$23,344	$—	$1,961	$—	$25,305
Long-term debt	240,000	—	10,691	(10,691)	240,000
Unamortized premium on bonds payable	186	—	—	—	186
Other liabilities	163	—	—	—	163
Member’s equity (deficit)	7,532	—	(793)	793	7,532

Total liabilities & member’s equity (deficit)	$271,225	$—	$11,859	$(9,898)	$273,186

As of December 31, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$61,246	$—	$4,314	$—	$65,560
Property, plant & equipment, net	23,535	—	6,664	—	30,199
Investments in subsidiary	(302)	—	—	302	—
Other assets	180,225	—	304	(9,897)	170,632

Total assets	$264,704	$—	$11,282	$(9,595)	$266,391

Current liabilities	$22,191	$—	$1,687	$—	$23,878
Long-term debt	180,000	—	9,897	(9,897)	180,000
Unamortized discount on bonds payable	(2,414)	—	—	—	(2,414)
Other liabilities	153	—	—	—	153
Member’s equity (deficit)	64,774	—	(302)	302	64,774

Total liabilities & member’s equity (deficit)	$264,704	$—	$11,282	$(9,595)	$266,391

(1)	Co-issuers

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Three Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$70,992	$—	$5,162	$(1,117)	$75,037
Cost of sales	50,528	—	4,412	(1,117)	53,823

Gross profit	20,464	—	750	—	21,214
Equity in earnings (losses) of subsidiary	(242)	—	—	242	—
Selling, general and administrative expenses	12,501	—	969	—	13,470

Income (loss) from operations	7,721	—	(219)	242	7,744
Other expense:
Interest expense, net	5,609	—	19	—	5,628
Amortization of deferred financing costs	501	—	—	—	501
Other, net	24	—	4	—	28

Total other expense, net	6,134	—	23	—	6,157

Net income (loss)	$1,587	$—	$(242)	$242	$1,587

For the Three Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$69,592	$—	$5,299	$(784)	$74,107
Cost of sales	47,579	—	4,526	(784)	51,321

Gross profit	22,013	—	773	—	22,786
Equity in earnings (losses) of subsidiary	77	—	—	(77)	—
Selling, general and administrative expenses	12,834	—	685	—	13,519

Income (loss) from operations	9,256	—	88	(77)	9,267
Other expense:
Interest expense, net	4,992	—	14	—	5,006
Amortization of deferred financing costs	341	—	—	—	341
Other, net	46	—	(3)	—	43

Total other expense, net	5,379	—	11	—	5,390

Net income (loss)	$3,877	$—	$77	$(77)	$3,877

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Six Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$131,489	$—	$9,611	$(1,875)	$139,225
Cost of sales	94,828	—	8,455	(1,875)	101,408

Gross profit	36,661	—	1,156	—	37,817
Equity in earnings (losses) of subsidiary	(675)	—	—	675	—
Selling, general and administrative expenses	24,031	—	1,799	—	25,830

Income (loss) from operations	11,955	—	(643)	675	11,987
Other expense:
Interest expense, net	10,627	—	28	—	10,655
Amortization of deferred financing costs	871	—	—	—	871
Other, net	48	—	4	—	52

Total other expense, net	11,546	—	32	—	11,578

Net income (loss)	$409	$—	$(675)	$675	$409

For the Six Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$127,598	$—	$9,850	$(1,508)	$135,940
Cost of sales	88,845	—	8,601	(1,508)	95,938

Gross profit	38,753	—	1,249	—	40,002
Equity in earnings (losses) of subsidiary	44	—	—	(44)	—
Selling, general and administrative expenses	25,001	—	1,189	—	26,190

Income (loss) from operations	13,796	—	60	(44)	13,812
Other expense:
Interest expense, net	10,032	—	19	—	10,051
Amortization of deferred financing costs	654	—	—	—	654
Other, net	76	—	(3)	—	73

Total other expense, net	10,762	—	16	—	10,778

Net income (loss)	$3,034	$—	$44	$(44)	$3,034

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$1,509	$—	$(43)	$—	$1,466
Cash flows provided by (used in) investing activities	(4,310)	—	(347)	794	(3,863)
Cash flows provided by (used in) financing activities	(3,461)	—	794	(794)	(3,461)
Effect of exchange rates on cash and cash equivalents	—	—	(46)	—	(46)

Net increase (decrease) in cash and cash equivalents	(6,262)	—	358	—	(5,904)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$22,443	$—	$310	$—	$22,753

For the Six Months Ended June 30, 2010 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$9,311	$—	$(366)	$—	$8,945
Cash flows provided by (used in) investing activities	(3,083)	—	(571)	371	(3,283)
Cash flows provided by (used in) financing activities	(387)	—	371	(371)	(387)
Effect of exchange rates on cash and cash equivalents	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	5,841	—	(585)	—	5,256
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731

Cash and cash equivalents, end of period	$21,632	$—	$355	$—	$21,987

(1)	Co-issuers

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

8.	Recently Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Codification (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company does not expect such adoption will have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company does not expect such adoption will have a material impact on the Company’s consolidated financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2010 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”) and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Norcraft and its subsidiaries.

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

During the three and six months ended June 30, 2011, the number of incoming orders was relatively stable, but did not show much indication of growth or recovery in overall demand. We believe that the sales increases we did experience were largely the result of increases in our own market share.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.7%	69.3%	72.8%	70.6%

Gross profit	28.3%	30.7%	27.2%	29.4%
Selling, general and administrative expenses	18.0%	18.2%	18.6%	19.2%

Income from operations	10.3%	12.5%	8.6%	10.2%
Interest expense, net	7.5%	6.7%	7.7%	7.4%
Amortization of deferred financing costs	0.7%	0.5%	0.6%	0.5%
Other, net	0.0%	0.1%	0.0%	0.1%

Net income	2.1%	5.2%	0.3%	2.2%

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Net Sales. Net sales increased by $0.9 million, or 1.3%, from $74.1 million for the three months ended June 30, 2010 to $75.0 million for the same period of 2011. This growth was attributable to the StarMark division while there were slight decreases in net sales in the Mid Continent division, and the Winnipeg, Canada facility. The increase in sales was generally driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $2.5 million, or 4.9%, from $51.3 million for the three months ended June 30, 2010 to $53.8 million for same period of 2011. Cost of sales in the prior year period included a sales and use tax refund of $1.0 million. The remaining increase was attributable to the increased sales volume along with aggressive sales incentives for the three months ended June 30, 2011. Cost of sales as a percentage of net sales increased from 69.3% for the three months ended June 30, 2010 to 71.7% for the same period of 2011.

Gross Profit. Gross profit decreased by $1.6 million, or 6.9%, from $22.8 million for the three months ended June 30, 2010 to $21.2 million for the same period of 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 30.7% for the three months ended June 30, 2010 to 28.3% for the same period of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were flat at $13.5 million for the three months ended June 30, 2010 and 2011. Selling, general and administrative expenses as a percentage of net sales decreased from 18.2% for the three months ended June 30, 2010 to 18.0% for the same period of 2011.

Income from Operations. Income from operations decreased by $1.6 million, or 16.4%, from $9.3 million for the three months ended June 30, 2010 compared to $7.7 million for the same period of 2011. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 12.5% for the three months ended June 30, 2010 to 10.3% for the same period of 2011.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $0.7 million, or 14.2%, from $5.4 million for the three months ended June 30, 2010 to $6.1 million for the same period of 2011. Interest expense increased $0.6 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 7.3% for the three months ended June 30, 2010 to 8.2% for the same period of 2011.

Net Income. Net income decreased $2.3 million from $3.9 million for the three months ended June 30, 2010 compared to $1.6 million for the same period of 2011, for the reasons described above. Net income as a percentage of net sales decreased from 5.2% for the three months ended June 30, 2010 to 2.1% for the same period of 2011.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Net Sales. Net sales increased by $3.3 million, or 2.4%, from $135.9 million for the six months ended June 30, 2010 to $139.2 million for the same period of 2011. This growth was attributable to the StarMark division while there were decreases in net sales in the Mid Continent division, the UltraCraft division and the Winnipeg, Canada facility. The increase in sales was generally driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $5.5 million, or 5.7%, from $95.9 million for the six months ended June 30, 2010 to $101.4 million for same period of 2011. Cost of sales in the prior year period included a sales and use tax refund of $1.0 million. The remaining increase was attributable to the increased sales volume along with aggressive sales incentives for the six months ended June 30, 2011. Cost of sales as a percentage of net sales increased from 70.6% for the six months ended June 30, 2010 to 72.8% for the same period of 2011.

Gross Profit. Gross profit decreased by $2.2 million, or 5.5%, from $40.0 million for the six months ended June 30, 2010 to $37.8 million for the same period of 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 29.4% for the six months ended June 30, 2010 to 27.2% for the same period of 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or 1.4%, from $26.2 million for the six months ended June 30, 2010 to $25.8 million for the same period of 2011. Selling, general and administrative expenses were lower than the prior-year period because of lower corporate overhead expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 19.2% for the six months ended June 30, 2010 to 18.6% for the same period of 2011.

Income from Operations. Income from operations decreased by $1.8 million, or 13.2%, from $13.8 million for the six months ended June 30, 2010 compared to $12.0 million for the same period of 2011. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 10.2% for the six months ended June 30, 2010 to 8.6% for the same period of 2011.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $0.8 million, or 7.4%, from $10.8 million for the six months ended June 30, 2010 to $11.6 million for the same period of 2011. Interest expense increased $0.6 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.0% for the six months ended June 30, 2010 to 8.3% for the same period of 2011.

Net Income. Net income decreased $2.6 million from $3.0 million for the six months ended June 30, 2010 compared to $0.4 million for the same period of 2011, for the reasons described above. Net income as a percentage of net sales decreased from 2.2% for the six months ended June 30, 2010 to 0.3% for the same period of 2011.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities was $1.5 million for the six months ended June 30, 2011, compared with $8.9 million for the same period of 2010, a decrease in cash provided of $7.4 million. The decrease was primarily due to a change in operating liabilities of $3.4 million, a change in operating assets of $1.0 million and a decrease in net income of $2.6 million as discussed above.

Cash used in investing activities was $3.9 million for the six months ended June 30, 2011, compared with $3.3 million for the same period of 2010, an increase in cash used of $0.6 million. Capital expenditures were $1.4 million for the six months ended June 30, 2011, compared with $1.2 million for the same period of 2010, an increase of $0.2 million. Additions to display cabinets were $2.5 million for the six months ended June 30, 2011, compared with $2.1 million for the same period of 2010, an increase of $0.4 million.

Cash used in financing activities was $3.5 million for the six months ended June 30, 2011, compared with $0.4 million in the same period of 2010, an increase in cash used of $3.1 million. This increase was due to $58.0 million of distributions to members and payment in financing costs of $7.9 million during the six months ended June 30, 2011 compared to $0.5 million payment in financing costs during the six months ended June 30, 2010. This was all offset by $62.4 million ($60.0 million principal amount at 1.04 premium) in additional borrowings of senior secured second lien notes during the six months ended June 30, 2011.

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

We and our subsidiaries have from time to time repurchased certain of our debt obligations and may in the future, as part of various financing and investment strategies we may elect to pursue, purchase additional outstanding indebtedness of ours, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of June 30, 2011, the borrowing base was approximately $20.5 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of June 30, 2011, the Company was in compliance with these provisions.

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

As of June 30, 2011, there were no borrowings outstanding, approximately $4.9 million in a letter of credit outstanding and unused commitments of $15.6 million under the ABL facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Norcraft Holdings, L.P. (“Holdings”) to allow Holdings to repurchase a portion of the 9 3/4% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9 3/4% senior discount notes due 2012 and pay related transaction and financing costs.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2011, Norcraft was in compliance with these provisions.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

Taxes; Distributions to our Limited Partners

Norcraft Holdings, L.P (“Holdings”), our parent company, is a limited partnership. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution during the six months ended June 30, 2011.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2011, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the six months ended June 30, 2011 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows.

Item 6. Exhibits

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Member’s Equity and Comprehensive Income, (iv) Consolidated Statement of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: August 15, 2011	Date: August 15, 2011
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer