Form 10-Q
period 2011-09-30
NORCRAFT COMPANIES LP
filed 2011-11-14
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.

Consolidated Balance Sheet

(dollar amounts in thousands)

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$29,975	$28,657
Trade accounts receivable, net	23,928	17,982
Inventories	18,729	17,363
Prepaid and other current assets	1,193	1,558

Total current assets	73,825	65,560
Property, plant and equipment, net	27,691	30,199
Other assets:
Goodwill	88,475	88,483
Intangible assets, net	79,522	76,379
Display cabinets, net	5,835	5,016
Other	587	754

Total other assets	174,419	170,632

Total assets	$275,935	$266,391

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$8,582	$7,678
Accrued expenses	20,704	16,200

Total current liabilities	29,286	23,878
Long-term debt	240,000	180,000
Unamortized premium (discount) on bonds payable	176	(2,414)
Other liabilities	169	153
Commitments and contingencies	—	—
Member’s equity	6,304	64,774

Total liabilities and member’s equity	$275,935	$266,391

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statements of Operations

(dollar amounts in thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$67,718	$65,937
Cost of sales	48,815	46,531

Gross profit	18,903	19,406
Selling, general and administrative expenses	12,313	12,278

Income from operations	6,590	7,128
Other expense:
Interest expense, net	6,451	5,026
Amortization of deferred financing costs	795	374
Other, net	51	18

Total other expense	7,297	5,418

Net income (loss)	$(707)	$1,710

	Nine Months Ended September 30,
	2011	2010
Net sales	$206,943	$201,877
Cost of sales	150,223	142,469

Gross profit	56,720	59,408
Selling, general and administrative expenses	38,143	38,468

Income from operations	18,577	20,940
Other expense:
Interest expense, net	17,106	15,077
Amortization of deferred financing costs	1,666	1,028
Other, net	103	91

Total other expense	18,875	16,196

Net income (loss)	$(298)	$4,744

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity and Comprehensive Loss

(dollar amounts in thousands)

(unaudited)

	Member’s Equity	Total Comprehensive Loss
Member’s equity at January 1, 2011	$64,774
Issuance of members’ interest	89
Stock compensation expense	136
Distributions to member	(58,015)
Foreign currency translation adjustment	(382)	(382)
Net loss	(298)	(298)

Total comprehensive loss		$(680)

Member’s equity at September 30, 2011	$6,304

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(298)	$4,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,774	4,417
Amortization:
Customer relationships	3,350	3,351
Deferred financing costs	1,666	1,028
Display cabinets	2,888	3,210
Discount amortization/accreted interest	190	367
Provision for uncollectible accounts receivable	69	140
Provision for obsolete and excess inventories	32	77
Provision for warranty claims	2,284	2,058
Stock compensation expense	136	138
Gain on disposal of assets	—	(43)
Change in operating assets and liabilities:
Trade accounts receivable	(6,113)	(3,586)
Inventories	(1,444)	(3,010)
Prepaid expenses	369	648
Other assets	162	20
Accounts payable and accrued expenses	3,471	6,310

Net cash provided by operating activities	10,536	19,869
Cash flows from investing activities:
Proceeds from sale of property and equipment	6	47
Purchase of property, plant and equipment	(1,720)	(1,965)
Additions to display cabinets	(3,707)	(3,034)

Net cash used in investing activities	(5,421)	(4,952)
Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	62,400	—
Payment of financing costs	(8,159)	(837)
Proceeds from issuance of member interests	89	125
Distributions to member	(58,015)	(1,104)

Net cash used in financing activities	(3,685)	(1,816)
Effect of exchange rates on cash and cash equivalents	(112)	2

Net increase in cash and cash equivalents	1,318	13,103
Cash and cash equivalents, beginning of the period	28,657	16,731

Cash and cash equivalents, end of period	$29,975	$29,834

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2011 and 2010 and for the three and nine months ended September 30, 2011 and 2010 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30,	December 31,
	2011	2010
Trade accounts receivable	$24,804	$19,108
Less: Allowance for uncollectible accounts	(876)	(1,126)

Trade accounts receivable, net	$23,928	$17,982

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2011	2010
Raw materials and supplies	$11,747	$12,312
Work in process	2,553	2,186
Finished goods	4,429	2,865

	$18,729	$17,363

4.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,475			$88,475

Brand names	$35,100			$35,100
Customer relationships		67,000	(35,485)	31,515
Deferred financing costs		16,005	(3,098)	12,907

	$35,100	$83,005	$(38,583)	$79,522

	December 31, 2010
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,483			$88,483

Brand names	$35,100			$35,100
Customer relationships		67,000	(32,135)	34,865
Deferred financing costs		7,864	(1,450)	6,414

	$35,100	$74,864	$(33,585)	$76,379

There were no events or circumstances during the three or nine months ended September 30, 2011 to indicate that the assets not subject to amortization should be evaluated for potential impairment.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2011	2010
Interest	$7,479	$948
Salaries, wages and employee benefits	5,339	8,012
Commissions, rebates and marketing programs	2,642	2,497
Workers’ compensation	1,941	1,875
Other, including product warranty accruals	3,303	2,868

	$20,704	$16,200

Product warranty accrual activity is as follows:

	September 30,	September 30,
	2011	2010
Beginning balance – December 31	$781	$494
Accruals for warranties	2,284	2,058
Claims paid	(2,309)	(1,813)

Ending balance – September 30	$756	$739

6.	Stock-Based Compensation

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

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three and nine months ended September 30, 2011.

Compensation expense related to Class D units was $0.05 million and $0.14 million for the three and nine months ended September 30, 2010 and 2011, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2011
	Units	Weighted-Average Exercise Price
Beginning balance	6,811,577	$0.26
Granted	—
Forfeited/expired	(230,000)	$0.26

Ending balance	6,581,577	$0.26

Exercisable balance	4,359,154	$0.20

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2011 were $1.2 million and $1.0 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$180,000

Long term debt	$240,000	$180,000

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of September 30, 2011, the borrowing base was approximately $19.3 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of September 30, 2011, the Company was in compliance with these provisions.

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

As of September 30, 2011, there were no borrowings outstanding, approximately $4.9 million of a letter of credit outstanding and unused commitments of $14.4 million under the ABL Facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2011, Norcraft was in compliance with these provisions.

The following represents certain condensed consolidating financial information as of September 30, 2011 and December 31, 2010 and for the periods ended September 30, 2011 and 2010 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$68,802	$—	$5,023	$—	$73,825
Property, plant & equipment, net	21,596	—	6,095	—	27,691
Investments in subsidiary	(1,243)	—	—	1,243	—
Other assets	184,896	—	288	(10,765)	174,419

Total assets	$274,051	$—	$11,406	$(9,522)	$275,935

Current liabilities	$27,402	$—	$1,884	$—	$29,286
Long-term debt	240,000	—	10,765	(10,765)	240,000
Unamortized premium on bonds payable	176	—	—	—	176
Other liabilities	169	—	—	—	169
Member’s equity (deficit)	6,304	—	(1,243)	1,243	6,304

Total liabilities & member’s equity (deficit)	$274,051	$—	$11,406	$(9,522)	$275,935

As of December 31, 2010 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$61,246	$—	$4,314	$—	$65,560
Property, plant & equipment, net	23,535	—	6,664	—	30,199
Investments in subsidiary	(302)	—	—	302	—
Other assets	180,225	—	304	(9,897)	170,632

Total assets	$264,704	$—	$11,282	$(9,595)	$266,391

Current liabilities	$22,191	$—	$1,687	$—	$23,878
Long-term debt	180,000	—	9,897	(9,897)	180,000
Unamortized discount on bonds payable	(2,414)	—	—	—	(2,414)
Other liabilities	153	—	—	—	153
Member’s equity (deficit)	64,774	—	(302)	302	64,774

Total liabilities & member’s equity (deficit)	$264,704	$—	$11,282	$(9,595)	$266,391

(1)	Co-issuers

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Three Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$62,735	$—	$6,102	$(1,119)	$67,718
Cost of sales	44,808	—	5,126	(1,119)	48,815

Gross profit	17,927	—	976	—	18,903
Equity in earnings (losses) of subsidiary	116	—	—	(116)	—
Selling, general and administrative expenses	11,470	—	843	—	12,313

Income (loss) from operations	6,573	—	133	(116)	6,590
Other expense:
Interest expense, net	6,429	—	22	—	6,451
Amortization of deferred financing costs	795	—	—	—	795
Other, net	56	—	(5)	—	51

Total other expense, net	7,280	—	17	—	7,297

Net income (loss)	$(707)	$—	$116	$(116)	$(707)

For the Three Months Ended September 30, 2010 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$61,563	$—	$4,967	$(593)	$65,937
Cost of sales	42,834	—	4,290	(593)	46,531

Gross profit	18,729	—	677	—	19,406
Equity in earnings (losses) of subsidiary	(75)	—	—	75	—
Selling, general and administrative expenses	11,548	—	730	—	12,278

Income (loss) from operations	7,106	—	(53)	75	7,128
Other expense:
Interest expense, net	5,006	—	20	—	5,026
Amortization of deferred financing costs	374	—	—	—	374
Other, net	16	—	2	—	18

Total other expense, net	5,396	—	22	—	5,418

Net income (loss)	$1,710	$—	$(75)	$75	$1,710

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Nine Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$194,224	$—	$15,713	$(2,994)	$206,943
Cost of sales	139,636	—	13,581	(2,994)	150,223

Gross profit	54,588	—	2,132	—	56,720
Equity in earnings (losses) of subsidiary	(559)	—	—	559	—
Selling, general and administrative expenses	35,501	—	2,642	—	38,143

Income (loss) from operations	18,528	—	(510)	559	18,577
Other expense:
Interest expense, net	17,056	—	50	—	17,106
Amortization of deferred financing costs	1,666	—	—	—	1,666
Other, net	104	—	(1)	—	103

Total other expense, net	18,826	—	49	—	18,875

Net income (loss)	$(298)	$—	$(559)	$559	$(298)

For the Nine Months Ended September 30, 2010 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$189,161	$—	$14,817	$(2,101)	$201,877
Cost of sales	131,679	—	12,891	(2,101)	142,469

Gross profit	57,482	—	1,926	—	59,408
Equity in earnings (losses) of subsidiary	(31)	—	—	31	—
Selling, general and administrative expenses	36,549	—	1,919	—	38,468

Income (loss) from operations	20,902	—	7	31	20,940
Other expense:
Interest expense, net	15,038	—	39	—	15,077
Amortization of deferred financing costs	1,028	—	—	—	1,028
Other, net	92	—	(1)	—	91

Total other expense, net	16,158	—	38	—	16,196

Net income (loss)	$4,744	$—	$(31)	$31	$4,744

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$10,370	$—	$166	$—	$10,536
Cash flows provided by (used in) investing activities	(5,933)	—	(356)	868	(5,421)
Cash flows provided by (used in) financing activities	(3,685)	—	868	(868)	(3,685)
Effect of exchange rates on cash and cash equivalents	—	—	(112)	—	(112)

Net increase (decrease) in cash and cash equivalents	752	—	566	—	1,318
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$29,457	$—	$518	$—	$29,975

For the Nine Months Ended September 30, 2010 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.

Cash flows provided by (used in) operating activities	$20,268	$—	$(399)	$—	$19,869
Cash flows provided by (used in) investing activities	(4,962)	—	(902)	912	(4,952)
Cash flows provided by (used in) financing activities	(1,816)	—	912	(912)	(1,816)
Effect of exchange rates on cash and cash equivalents	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	13,490	—	(387)	—	13,103
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731

Cash and cash equivalents, end of period	$29,281	$—	$553	$—	$29,834

(1)	Co-issuers

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company does not expect such adoption will have a material impact on the Company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2011, the number of incoming orders was relatively stable, but did not show much indication of growth or recovery in overall demand. Margins were negatively impacted by various promotional sales programs intended to generate sales.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1%	70.6%	72.6%	70.6%

Gross profit	27.9%	29.4%	27.4%	29.4%
Selling, general and administrative expenses	18.2%	18.6%	18.4%	19.1%

Income from operations	9.7%	10.8%	9.0%	10.3%
Interest expense, net	9.5%	7.6%	8.3%	7.5%
Amortization of deferred financing costs	1.2%	0.6%	0.8%	0.5%
Other, net	0.1%	0.0%	0.0%	0.0%

Net income (loss)	(1.1%)	2.6%	(0.1%)	2.3%

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Net Sales. Net sales increased by $1.8 million, or 2.7%, from $65.9 million for the three months ended September 30, 2010 to $67.7 million for the same period of 2011. This growth was attributable to the Mid Continent division and the Winnipeg, Canada facility while there were decreases in net sales in the StarMark and UltraCraft divisions. The overall increase in sales was generally driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $2.3 million, or 4.9%, from $46.5 million for the three months ended September 30, 2010 to $48.8 million for same period of 2011. The increase was attributable to the increased sales volume along with promotional sales programs for the three months ended September 30, 2011. Cost of sales as a percentage of net sales increased from 70.6% for the three months ended September 30, 2010 to 72.1% for the same period of 2011.

Gross Profit. Gross profit decreased by $0.5 million, or 2.6%, from $19.4 million for the three months ended September 30, 2010 to $18.9 million for the same period of 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 29.4% for the three months ended September 30, 2010 to 27.9% for the same period of 2011. This decrease was largely the result of the costs associated with the promotional sales programs intended to generate additional sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were flat at $12.3 million for the three months ended September 30, 2010 and 2011. Selling, general and administrative expenses as a percentage of net sales decreased from 18.6% for the three months ended September 30, 2010 to 18.2% for the same period of 2011.

Income from Operations. Income from operations decreased by $0.5 million, or 7.5%, from $7.1 million for the three months ended September 30, 2010 compared to $6.6 million for the same period of 2011. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 10.8% for the three months ended September 30, 2010 to 9.7% for the same period of 2011.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $1.9 million, or 34.7%, from $5.4 million for the three months ended September 30, 2010 to $7.3 million for the same period of 2011. Interest expense increased $1.5 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.2% for the three months ended September 30, 2010 to 10.8% for the same period of 2011.

Net Income (Loss). Net income (loss) decreased $2.4 million from net income of $1.7 million for the three months ended September 30, 2010 compared to a net loss of $0.7 million for the same period of 2011, for the reasons described above. Net income (loss) as a percentage of net sales decreased from 2.6% for the three months ended September 30, 2010 to (1.1%) for the same period of 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net Sales. Net sales increased by $5.0 million, or 2.5%, from $201.9 million for the nine months ended September 30, 2010 to $206.9 million for the same period of 2011. This growth was mostly attributable to the StarMark division while there were modest increases in net sales in the Mid Continent division and the Winnipeg, Canada facility. These increases were partially offset by a decrease in net sales in the UltraCraft division. The overall increase in sales was generally driven by an increase in the Company’s market share.

Cost of Sales. Cost of sales increased by $7.7 million, or 5.4%, from $142.5 million for the nine months ended September 30, 2010 to $150.2 million for same period of 2011. Cost of sales in the prior year period included a sales and use tax refund of $1.0 million. The remaining increase was attributable to the increased sales volume along with promotional sales programs for the nine months ended September 30, 2011. Cost of sales as a percentage of net sales increased from 70.6% for the nine months ended September 30, 2010 to 72.6% for the same period of 2011.

Gross Profit. Gross profit decreased by $2.7 million, or 4.5%, from $59.4 million for the nine months ended September 30, 2010 to $56.7 million for the same period of 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 29.4% for the nine months ended September 30, 2010 to 27.4% for the same period of 2011. This decrease was largely the result of the costs associated with the promotional sales programs intended to generate additional sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $0.4 million, or 0.8%, from $38.5 million for the nine months ended September 30, 2010 to $38.1 million for the same period of 2011. Selling, general and administrative expenses were lower than the prior-year period because of lower corporate overhead expenses. Selling, general and administrative expenses as a percentage of net sales decreased from 19.1% for the nine months ended September 30, 2010 to 18.4% for the same period of 2011.

Income from Operations. Income from operations decreased by $2.3 million, or 11.3%, from $20.9 million for the nine months ended September 30, 2010 compared to $18.6 million for the same period of 2011. The decrease in income from operations was a result of factors described above. Income from operations as a percentage of net sales decreased from 10.3% for the nine months ended September 30, 2010 to 90% for the same period of 2011.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $2.7 million, or 16.5%, from $16.2 million for the nine months ended September 30, 2010 to $18.9 million for the same period of 2011. Interest expense increased $2.0 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.0% for the nine months ended September 30, 2010 to 9.1% for the same period of 2011.

Net Income (loss). Net income (loss) decreased $5.0 million from net income of $4.7 million for the nine months ended September 30, 2010 compared to a net loss of $0.3 million for the same period of 2011, for the reasons described above. Net income (loss) as a percentage of net sales decreased from 2.3% for the nine months ended September 30, 2010 to (0.1%) for the same period of 2011.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities was $10.5 million for the nine months ended September 30, 2011, compared with $19.9 million for the same period of 2010, a decrease in cash provided of $9.4 million. The decrease was primarily due to a decrease in net income (loss) of $5.0 million as discussed above, a change in operating liabilities of $2.8 million and a change in operating assets of $1.1 million.

Cash used in investing activities was $5.4 million for the nine months ended September 30, 2011, compared with $5.0 million for the same period of 2010, an increase in cash used of $0.4 million. Capital expenditures were $1.7 million for the nine months ended September 30, 2011, compared with $2.0 million for the same period of 2010, a decrease of $0.3 million. Additions to display cabinets were $3.7 million for the nine months ended September 30, 2011, compared with $3.0 million for the same period of 2010, an increase of $0.7 million.

Cash used in financing activities was $3.7 million for the nine months ended September 30, 2011, compared with $1.8 million in the same period of 2010, an increase in cash used of $1.9 million. This increase was due to $58.0 million of distributions to member and payment in financing costs of $8.2 million during the nine months ended September 30, 2011 compared to $1.1 million of distributions to members and payment in financing costs of $0.8 million during the nine months ended September 30, 2010. This was all offset by $62.4 million in additional borrowings of senior secured second lien notes during the nine months ended September 30, 2011.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility pursuant to a Credit Agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of September 30, 2011, the borrowing base was approximately $19.3 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of September 30, 2011, the Company was in compliance with these provisions.

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

As of September 30, 2011, there were no borrowings outstanding, approximately $4.9 million in a letter of credit outstanding and unused commitments of $14.4 million under the ABL facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Norcraft Holdings, L.P. (“Holdings”) which allowed Holdings to repurchase a portion of its 9 3/4% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9 3/4% senior discount notes due 2012 and pay related transaction and financing costs. In July, 2011, Norcraft and Norcraft Finance Corp. filed a registration statement on Form S-4 and subsequently commenced the exchange of the senior secured second lien notes for new, registered senior secured second lien notes that otherwise have the same terms and conditions. The foregoing exchange offer was consummated in August, 2011. All holders participated in such exchange.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2011, Norcraft was in compliance with these provisions.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

Taxes; Distributions to our Limited Partners

Norcraft Holdings, L.P (“Holdings”), our parent company, and Norcraft Companies, L.P. (“Norcraft”) are limited partnerships. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution during the nine months ended September 30, 2011.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2011, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the nine months ended September 30, 2011 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.	Exhibits

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Member’s Equity and Comprehensive Income, (iv) Consolidated Statement of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, L.P. (Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
Chief Executive Officer	Chief Financial Officer

Date: November 14, 2011 Signing on behalf of the Registrant and as Principal Executive Officer	Date: November 14, 2011 Signing on behalf of the Registrant and as Principal Accounting Officer