Form 10-K
period 2011-12-31
NORCRAFT COMPANIES LP
filed 2012-03-30
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 333-114924

Norcraft Companies, L.P.

(Exact name of registrant as specified in its certificate of limited partnership)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates in the case of Norcraft Companies, L.P. is $0.

Norcraft Companies, L.P.

PART I

Item 1. Business

OUR COMPANY

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. and parts of Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry® and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

We are a single source provider of one of the most comprehensive product offerings in the industry, with national brands across a broad range of price points, styles, materials and customization levels. Our product offering was developed through both strategic acquisitions and internal development. We continuously enhance existing products and add new products to support our brands and meet the changing demands of our customers. We believe our multi brand strategy, and the resultant differentiated products across various price points, provides us with a competitive advantage. UltraCraft is our semi-custom full access cabinet line. StarMark and Brookwood are our semi-custom framed cabinet lines. Fieldstone is our high-end semi-custom and custom framed cabinet line. Finally, Mid Continent Cabinetry and Norcraft Cabinetry comprise our stock and semi-custom framed cabinet lines. Through these brands, we currently offer more than 500,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets ranging in average price from $100 to $500 per cabinet. With this broad range of cabinetry products, we are able to compete successfully in multiple segments of the market. We believe that during the year ended December 31, 2011, approximately two-thirds of our net sales were to the home repair and remodeling market and the remaining net sales were to the new construction market.

We sell our products primarily to kitchen and bathroom cabinetry dealers. For the year ended December 31, 2011, kitchen and bathroom cabinetry dealers accounted for 73% of our net sales, catalog stores accounted for 13%, home builders accounted for 8% and wholesale retailers, or wholetailers, accounted for 6% of net sales. We believe our focus on kitchen and cabinetry dealers enhances our ability to sell our custom and semi-custom cabinet offering. We have an extensive network of over 1,950 active customers and 116 internal and independent sales representatives (of which 14 sell for more than one brand). We have North American distribution capabilities for all of our brands through six manufacturing facilities, two service and distribution centers, four warehouses and five retail locations strategically located throughout the U.S. and Canada.

In 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010 and 2011, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. We continue to believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform to weather the down-turn and return to growth in sales and profitability.

This annual report is that of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company”. Norcraft Holdings, L.P. (“Holdings”) is the parent company of Norcraft. Holdings had no activity prior to its acquisition of Norcraft Companies L.L.C. (the predecessor company of Norcraft) on October 21, 2003 (the “Acquisition”).

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

OUR PRODUCTS

We offer a broad product line that encompasses a complete range of price points, styles, materials and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 500,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets.

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

MID CONTINENT CABINETRY

The Mid Continent and Norcraft brands comprise our Mid Continent Cabinetry division. Mid Continent manufactures a broad range of stock framed cabinetry, offering approximately 150 door styles and over 2,000 door and finish combinations. Mid Continent also offers a custom-color option. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Norcraft Cabinetry includes only Signature Series cabinets. Mid Continent’s products accounted for approximately 49% of our sales during the fiscal year ended December 31, 2011.

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

ULTRACRAFT CABINETRY

UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers over 200 door styles and over 15,000 door and finish combinations.

UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of two distinct product lines: Destiny and Vision which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 13% of our sales during the fiscal year ended December 31, 2011.

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

Vision Line

Ultracraft’s Vision line includes twelve door styles and twenty-two Italian “Eurotek” veneer finish combinations, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.

STARMARK CABINETRY

The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering over 500 door styles and over 500,000 door and finish combinations. StarMark also offers a customer-color option. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 30% of our sales for the fiscal year ended December 31, 2011.

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

NORCRAFT CANADA

Our Canadian division markets through its own Canadian version of the Norcraft brand, offering over 100 door styles and over 1,500 door and finish combinations. Norcraft Canada’s frameless cabinets, so far, are available in a limited range of finishes with few modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings. Norcraft Canada’s products accounted for approximately 8% of our sales during the fiscal year ended December 31, 2011.

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

SALES, MARKETING AND DISTRIBUTION

We sell our products principally through our network of internal and independent sales representatives, four Kitchen and Bath Ideas retail stores and one Kitchens 2 Go retail store. The majority of our sales are through our sales representatives, who cover all areas of the U.S. and parts of Canada, and with whom we believe we have established strong relationships by providing superior customer service, timely delivery and quality products at competitive pricing.

Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. We believe that the dealer and wholetailer channels accounted for approximately 65% of U.S. cabinet industry sales in 2009. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.

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

We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, Kitchens 2 Go retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 3.0% of our overall revenues in 2011, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.

CUSTOMERS

We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of nearly 2,000 active customers. Our largest customer, DirectBuy, in 2011 accounted for approximately 13% of our sales, and our largest 10 customers accounted for approximately 32% of sales during such time. Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.

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

Our competitors include American Woodmark Corporation, Fortune Brands Home & Security, Inc. and Masco Corporation as well as a large number of smaller manufacturers. We believe that we compete favorably with other manufacturers due to the breadth of our product offerings, production capacity and delivery and service.

INTELLECTUAL PROPERTY

Norcraft is the owner of various U.S. and Canadian federal trademark registrations (®) and registration applications (TM), including for the following marks referred to in this report pursuant to applicable U.S. intellectual property laws: “Norcraft Companies®,” “StarMark Cabinetry®,” “Fieldstone Cabinetry®,” “Kitchen and Bath Ideas®,” “UltraCraft®,” “Vision®,” “Destiny®,” “Mid Continent CabinetryTM,” “Mid Continent Pro SeriesTM,” “Mid Continent Signature SeriesTM,” “Norcraft Cabinetry®,” and the Norcraft Cabinetry logo, Norcraft Companies, L.L.C. logo, and StarMark logo.

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

EMPLOYEES

As of December 31, 2011, we had 1,707 employees including 1,384 manufacturing employees. Of our total employees, 835 were at Mid Continent and corporate, 205 were at UltraCraft, 449 were at StarMark and 218 were at Norcraft Canada. We believe that we have a good working relationship with our employees. None of our employees are subject to any collective bargaining agreements.

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

AVAILABLE INFORMATION

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the SEC website. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

As of December 31, 2011, we had $240.0 million of 10 1/2% senior secured second lien notes due 2015 of Norcraft and Norcraft Finance Corp. (a 100% owned finance subsidiary of Norcraft), or the senior secured second lien notes. In addition, on such date, we had approximately $4.5 million of outstanding letters of credit.

Because of our high level of indebtedness:

•	we may have difficulty satisfying our obligations with respect to the senior secured second lien notes;

•	we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•

we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt , which will reduce the amount of money available to finance our operations and other business activities;

•	our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	our leverage could place us at a competitive disadvantage compared to our competitors that have less debt;

•

we may not have sufficient funds available, and our debt level may restrict us from raising the funds necessary, to repurchase all of the senior secured second lien notes, as applicable, tendered to us upon the occurrence of a change of control, which would constitute an event of default under the senior secured second lien notes; and

•

our failure to comply with the financial and other restrictive covenants in our debt instruments which, among other things, require us to maintain specified financial ratios and limit our ability to incur debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business or prospects.

For a more detailed discussion of our debt, please see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 6, “Long-term debt.”

Despite our existing level of indebtedness, we and our subsidiaries will be able to incur more indebtedness. This could further exacerbate the risks described above, including our ability to service our existing indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. In December 2009, we entered into an asset-based revolving credit facility (the “ABL facility”) that provides us with additional borrowings of up to $25.0 million, subject to a current borrowing base of approximately $16.4 million. Although our ABL facility, the indenture governing the senior secured second lien notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2011, there were no borrowings outstanding under our ABL facility; however, there were approximately $4.5 million letters of credit outstanding under our ABL facility, and therefore, our total availability under the ABL facility as of December 31, 2011 is approximately $11.9 million. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under the ABL facility in an amount sufficient to enable us to pay interest on our indebtedness or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional equity capital or refinance all or a portion of our indebtedness. In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations. We cannot assure you as to the timing of such asset sales or the proceeds which we could realize from such sales and we cannot assure you that we will be able to refinance any of our indebtedness, including our ABL facility and the senior secured second lien notes, on commercially reasonable terms or at all.

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

A significant part of our business is affected by levels of home improvement (including repair and remodeling). While the North American housing market stabilized during 2010 and 2011, the prolonged decline in the housing market and downward pressure on prices continues to have an adverse impact on our business. The home improvement industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. For the past few years, the conditions within the home improvement industry have been extremely challenging as demand for home improvement continued to decline in most of our markets. Continued low levels of consumer confidence, high levels of unemployment and downward pressure on home prices have made consumers reluctant to make additional investments in existing homes, such as kitchen and bath remodeling projects. In addition, the increasing number of households with negative equity in their homes and more conservative lending practices, including for home equity loans which are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements. The challenges facing the home improvement industry may lead to a further decrease in demand for our products.

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

We believe that housing market conditions will continue to be challenging. We cannot predict the duration or ultimate severity of these challenging conditions. Continued depressed activity levels in consumer spending for home improvement and new home construction will continue to adversely affect our results of operations and our financial position. Furthermore, renewed economic turmoil may cause unanticipated shifts in consumer preferences and purchasing practices and in the business models and strategies of our customers. Such shifts may alter the nature and prices of products demanded by the end consumer and our customers and could adversely affect our operating performance.

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

In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. Our Corporate Family rating from Moody’s Global Credit Research is a B3. Our Corporate Credit rating from Standard & Poor’s is a B. Any decrease in our ratings could increase our cost of borrowing and/or make it more difficult for us to obtain financing in the future.

Increased prices for raw materials or finished goods used in our products could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the raw materials and finished goods used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for the raw materials and finished goods used in the manufacturing of our products; however, we enter into pricing agreements with certain customers which fix their pricing for specified periods ranging from one to twelve months. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

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

During the fiscal year ended December 31, 2011, approximately 25% of our purchases of raw materials were from vendors outside of the U.S. and Canada. We may decide to increase our international sourcing in the future. Accordingly, our future results could be harmed by a variety of factors, including: (i) introduction of non-native invasive organisms into new environments, (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.

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

Changes in environmental laws and regulations or the discovery of previously unknown contamination or other liabilities relating to our properties and operations could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of the senior secured second lien notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent air emission control laws and enforcement policies which would decrease our cash flow available to service our indebtedness.

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

Our response to the prolonged downturn has been to continue our focus on implementation of cost savings and containment initiatives.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 24 years of experience in the cabinetry industry. Our other senior executives have an average of over 25 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.

If we cannot adequately protect our intellectual property rights, we may lose exclusivity in our brands, which could reduce our sales and revenue.

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

We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the operations we have acquired within the last nine years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions, we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

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

A substantial portion of our sales is derived from our top customers. During the year ended December 31, 2011, our largest customer, DirectBuy, accounted for 13% of our sales and our largest 10 customers accounted for approximately 32% of our sales during such time. We cannot guarantee that we will be able to generate similar levels of sales from our largest customers in the future. Should one or more of these customers substantially reduce their purchases from us, our results of operations could be materially adversely affected. We are aware of public reports regarding DirectBuy’s financial condition and ongoing dispute with its members, which could impact the amount of product that company purchases from us in the future. If such purchases decline, we cannot guarantee that we would be able to replace such purchases with sales to new or existing customers.

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

We are controlled by our principal equity holders, which have the power to take unilateral action that could be adverse to the interests of holders of the senior secured second lien notes.

Investors controlled by SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C., through their control of our general partner, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the senior secured second lien notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the senior secured second lien notes. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Equity Holder Matters” and Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence.”

Item 2. Properties

We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one of which manufactures Norcraft Canada cabinets. In addition, we lease six other non-retail facilities which are used for service and distribution functions and storage. We also lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	163,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	147,600	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	213,500	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	54,000	Manufacturing—Norcraft Canada
Tampa, Florida	Leased	31,200	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Liberty, North Carolina	Leased	35,000	Warehouse
Newton, Kansas	Leased	40,000	Warehouse
Lynchburg, Virginia	Leased	5,175	Warehouse
Winnipeg, Manitoba	Leased	60,000	Warehouse
Des Moines, Iowa	Leased	40,668	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Leased	5,916	Kitchens 2 Go Retail Store

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Equity Holder Matters and Issuer Purchases of Equity Securities

Norcraft does not have publicly traded stock. Holdings indirectly owns all of the outstanding equity interests in Norcraft.

Norcraft may make distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Distributions to Holdings to pay interest for the years ended December 31, 2011, 2010 and 2009 were $3.9 million, $1.1 million and $15.7 million, respectively. During 2011, there were distributions totaling $54.1 million used to retire the remainder of the 9 3/4% senior discount notes due 2012. There were no tax distributions for the years ended December 31, 2011, 2010 and 2009.

Item 6. Selected Financial Data

The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

(dollar amounts in thousands)	Fiscal Year Ended December 31,
	2007	2008	2009	2010	2011
Statement of Operations Data:
Net sales	$394,042	$331,548	$246,804	$262,568	$269,305
Cost of sales	263,500	234,427	176,512	187,482	195,853

Gross profit	130,542	97,121	70,292	75,086	73,452
Selling, general and administrative expense	76,012	64,789	49,706	50,402	51,099
Impairment of goodwill and other intangible assets (1)	—	73,938	—	—	—

Income (loss) from operations	54,530	(41,606)	20,586	24,684	22,353
Interest expense, net	13,104	13,341	15,050	20,091	23,549
Amortization of deferred financing costs	1,111	1,063	2,895	1,376	2,454
Other, net	200	151	36	26	81

Total other expense	14,415	14,555	17,981	21,493	26,084
Net income (loss)	$40,115	$(56,161)	$2,605	$3,191	$(3,731)

	(dollar amounts in thousands)
	December 31,
	2007	2008	2009	2010	2011 (2)
Balance Sheet Data:
Cash and cash equivalents	$28,409	$59,406	$16,731	$28,657	$24,185
Total assets	380,844	313,249	259,877	266,391	263,670
Total debt	148,000	148,000	177,097	177,586	240,166
Member’s equity	202,326	141,669	60,771	64,774	3,055

(1)	During the fourth quarter of 2008, our actual earnings and expected future earnings decreased to a level that required us to perform additional analysis under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (“ASC 350”) to quantify the amount of impairment of goodwill and brand names. This analysis resulted in a total impairment charge of $73.9 million, of which, $60.0 million was attributable to goodwill and $13.9 million was attributable to brand names.
(2)	During 2011, there were distributions totaling $54.1 million used to retire the remainder of the 9 3/4% senior discount notes due 2012.

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

Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2011” or “fiscal 2011” means the period from January 1, 2011 to December 31, 2011.

GENERAL

We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. and parts of Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through six main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry® and Brookwood®. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry and has been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada brand. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.

In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010 and 2011, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 6.4% for the year ended December 31, 2010 and 2.6% for the year ended December 31, 2011. We expect these conditions to persist into 2012. Net income (loss) decreased 216.9% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Net income increased 22.5% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. We have continued these aggressive pricing and sales promotion efforts through 2010 and 2011 in order to gain market share. These sales incentives have reduced our gross profit margin percentages.

In December 2009, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes due 2015. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of their 9 3/4% senior discount notes due 2012.

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

Allowance for bad debts

Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their creditworthiness is affected by cyclical trends and general conditions in those markets. During the past few years, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the years ended December 31, 2011 and 2010, one customer, DirectBuy, accounted for approximately 13% and 16%, respectively, of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.

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

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2011, 2010 and 2009 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

Management reviews the valuation and the estimated useful lives of its identifiable intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. Management performed such a review in the fourth quarter of 2011 and no impairment was indicated.

Indefinite-lived intangible assets and goodwill

Indefinite-lived assets are brand names, consisting of Mid Continent®, UltraCraft®, StarMark® and Fieldstone. Indefinite lived intangible assets are not amortized. Instead, we make annual assessments, or as events or circumstances indicate that the asset might be impaired, separately from goodwill, to evaluate realizability of carrying values.

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

We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, our revenue projections used in 2009 generally assumed reductions in 2010 and a period of recovery beginning in 2011. The revenue projection used in 2010 also assumed the beginning of market recovery in 2011, continuing into 2012. The revenue projection used in the 2011 evaluation continued these trends with 8% sales growth in 2012 and continued momentum in future years.

Our annual assessment for impairment did not result in an impairment charge in 2011, 2010 or 2009.

In the 2011 evaluation of the fair value of all our reporting units, we assumed revenue in 2012 to show recovery and 2013 to continue this recovery. In 2011, we also assumed a discount rate of 14.8% and a perpetual growth rate of 3.5%. In 2010, we assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. In 2009, we assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2011, a discount rate of 14.0% was used plus a premium of 1.0%. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%.

Our first step impairment analysis for 2011, 2010 and 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2011, 2010 and 2009. The only changes in value of goodwill were due to foreign currency translation adjustments.

Monitoring Impairment in 2012. A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $3.6 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $5.0 million. Changes of this magnitude may be enough to indicate potential impairment, depending on changes in the other factors that affect the analysis. We may need to perform an impairment test prior to the fourth quarter of 2012, if results for any of these reporting units fall significantly below our estimates during 2012, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2011 change.

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

RESULTS OF OPERATIONS

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.7%	71.4%	71.5%

Gross profit	27.3%	28.6%	28.5%
Selling, general and administrative expenses	19.0%	19.2%	20.2%

Income from operations	8.3%	9.4%	8.3%
Interest expense, net	8.8%	7.7%	6.1%
Amortization of deferred financing costs	0.9%	0.5%	1.2%
Other, net	—	—	—

Net income (loss)	(1.4)%	1.2%	1.0%

Year ended December 31, 2011 compared with year ended December 31, 2010

Net sales. Net sales increased by $6.7 million, or 2.6%, from $262.6 million for the year ended December 31, 2010 to $269.3 million for the year ended December 31, 2011. This growth was mostly attributable to the StarMark division while there were modest increases in net sales in the Mid Continent division and the Winnipeg, Canada facility. These increases were partially offset by a small decrease in net sales in the UltraCraft division. The overall increase in sales was generally driven by an increase in the Company’s market share.

Cost of sales. Cost of sales increased by $8.4 million, or 4.5%, from $187.5 million for the year ended December 31, 2010 to $195.9 million for the year ended December 31, 2011. Cost of sales in the prior year included a sales and use tax refund of $1.0 million. The remaining increase was primarily attributable to the increased sales volume in 2011. Cost of sales as a percentage of net sales increased from 71.4% for the year ended December 31, 2010 to 72.7% for 2011. Cost of sales as a percentage of net sales also increased because of promotional sales programs that lowered the net sales. For the year ended December 31, 2011, freight costs were approximately 7% of net sales.

Gross profit. Gross profit decreased by $1.7 million, or 2.2%, from $75.1 million for the year ended December 31, 2010 to $73.4 million for the year ended December 31, 2011. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 28.6% for the year ended December 31, 2010 to 27.3% for 2011. This decrease was largely the result of the costs associated with the promotional sales programs intended to generate additional sales.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.7 million, or 1.4%, from $50.4 million for the year ended December 31, 2010 to $51.1 million for the year ended December 31, 2011. Selling, general and administrative expenses were greater than the prior year mainly due to higher sales, marketing and information services expenses to generate new sales. Selling, general and administrative expenses as a percentage of net sales decreased from 19.2% for the year ended December 31, 2010 to 19.0% for 2011.

Income from operations. Income from operations decreased by $2.4 million, or 9.4%, from $24.7 million for the year ended December 31, 2010 to $22.3 million for the year ended December 31, 2011. The decrease in income from operations was primarily the result of the factors described above. Income from operations as a percentage of net sales decreased from 9.4% for the year ended December 31, 2010 to 8.3% for 2011.

Interest, amortization of deferred financing fees and other expenses. Interest, amortization of deferred financing fees and other expenses increased $4.5 million, or 21.4%, from $21.5 million for the year ended December 31, 2010 to $26.0 million for the year ended December 31, 2011. Interest expense increased $3.4 million and amortization of deferred financing costs increased $1.0 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.2% for the year ended December 31, 2010 to 9.7% for 2011.

Net income (loss). Net income (loss) decreased by $6.9 million from $3.2 million in income for the year ended December 31, 2010 compared with $3.7 million in loss for the year ended December 31, 2011. This change was primarily the result of the factors described above. Net income (loss) as a percentage of net sales decreased from 1.2% for the year ended December 31, 2010 to (1.4)% for 2011.

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

Interest, amortization of deferred financing fees and other expenses. Interest, amortization of deferred financing fees and other expenses increased $3.5 million, or 19.5%, from $18.0 million for the year ended December 31, 2009 to $21.5 million for the year ended December 31, 2010. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 7.3% for the year ended December 31, 2009 to 8.2% for 2010. The increase in amortization of deferred financing costs and interest expense was primarily due to the issuance of the $180.0 million senior secured second lien notes and the related redemption of the senior subordinated notes and repurchase of the senior discount notes at the end of 2009.

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

Cash provided by operating activities was $6.8 million for the year ended December 31, 2011, compared with $20.2 million for 2010, a decrease of $13.4 million. The decrease was primarily due to the change in net income (loss) for the year-ended December 31, 2011 compared to the year-ended December 31, 2010. Net income was $3.2 million in 2010, compared to a loss of $3.7 million for 2011, a decrease of $6.9 million. Additionally, the change in operating assets and liabilities used an additional $6.3 million in cash for the year ended December 31, 2011 compared to 2010.

Cash used in investing activities was $7.4 million for the year ended December 31, 2011, compared with $6.4 million for 2010, an increase of $1.0 million. Additions to display cabinets were $4.8 million for the year ended December 31, 2011, compared to $3.8 million during 2010, an increase of $1.0 million.

Cash used in financing activities was $3.8 million for the year ended December 31, 2011, compared with $1.9 million in 2010, an increase of $1.9 million. This increase was mainly due to greater distributions to members of $56.9 million and higher payments of financing costs of $7.4 million offset by borrowings on senior secured second lien notes payable of $62.4 million.

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

We and our subsidiaries have from time to time repurchased certain of our debt obligations and may in the future, as part of various financing and investment strategies we may elect to pursue, purchase additional outstanding indebtedness of ours or our subsidiaries, in tender offers, open market purchases, privately negotiated transactions or otherwise. We may also sell certain assets or properties and use the proceeds to reduce our indebtedness or the indebtedness of our subsidiaries. These purchases or sales, if any, could have a material positive or negative impact on our liquidity available to repay outstanding debt obligations or on our consolidated results of operations. These transactions could also require or result in amendments to the agreements governing outstanding debt obligations or changes in our leverage or other financial ratios, which could have a material positive or negative impact on our ability to comply with the covenants contained in our debt agreements. These transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Debt structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility, pursuant to a credit agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 9, 2013. As of December 31, 2011, the borrowing base was approximately $16.4 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2011, the Company was in compliance with these provisions.

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

As of December 31, 2011, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $11.9 million under the ABL Facility.

We and our subsidiaries have no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of senior secured second lien notes. Interest accrues on the senior second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from these senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of its 9 3/4% senior discount notes due 2012.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2011, Norcraft was in compliance with these provisions.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS

The following is a summary of our contractual cash obligations as of December 31, 2011, including payments to be made pursuant to the management and monitoring agreement:

Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.1	$2.3	$3.0	$0.8	$—
Senior secured second lien notes (principal)	240.0	—	—	240.0	—
Senior secured second lien notes (interest)	100.8	25.2	50.4	25.2	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0

Total contractual cash obligations (2)	$353.9	$28.5	$55.4	$269.0	$1.0

(1)	In connection with the Acquisition, we entered into a management and monitoring agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. Pursuant to the management and monitoring agreement, we will pay such affiliate entities an aggregate annual fee of $1.0 million for so long as they maintain certain levels of equity ownership in our parent.
(2)	There were no material changes in ASC topic 740 liabilities outside of the normal course of our business.

TAXES; DISTRIBUTIONS TO OUR LIMITED PARTNERS

Norcraft and Holdings are limited partnerships. As such, income is allocated to limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the years ended December 31, 2011, 2010 and 2009.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2011, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 8% of our sales during the fiscal year ended December 31, 2011 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

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

Through April 24, 2009, the Company had no “reportable events” described in Item 304(a)(1)(v) of Regulation S-K.

On April 24, 2009, the Company engaged Grant Thornton LLP (“Grant Thornton”) as its independent registered public accounting firm.

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

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of Norcraft. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	47	President, Chief Executive Officer and Manager
Kurt Wanninger	51	President, Mid Continent
Simon Solomon	59	President, UltraCraft
John Swedeen	61	President, StarMark
Leigh Ginter	46	Chief Financial Officer
Herb Buller	70	Chairman of the Board of Managers
Jay Bloom	56	Manager
David Kim	45	Manager
Michael Maselli	52	Manager
Christopher Reilly	49	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.

Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 24 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 14 years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 24 years of experience in the cabinetry industry, qualify him to be a manager.

Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 31 years of manufacturing industry experience, including over seven years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.

Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 17 years experience serving as the president of UltraCraft. He also has over 33 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.

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

Herb Buller joined our company as chairman of our general partner’s board of managers upon the consummation of the Acquisition. Prior to joining our company, Mr. Buller founded Kitchen Craft Cabinets, a Canadian cabinetry maker, in 1971. Mr. Buller served as chief executive officer of Kitchen Craft until December 2002. Mr. Buller received a bachelor’s degree and a certificate of education from the University of Manitoba. He has served on the board of Teen Challenge, Family Life Network and Palliser Furniture. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 40 years of experience in the cabinetry industry, qualify him to be a manager.

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

Eagan, MN 55121

Phone: (651)234-3300

Fax: (651)234-3398

E-mail: leigh.ginter@norcraftcompanies.com

Item 11. Executive Compensation

This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last three completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2009, 2010 and 2011, Mark Buller, the individual who served as our chief financial officer in 2009, 2010 and 2011, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2009, 2010 and 2011: (i) Kurt Wanninger, the president of our Mid Continent division, (ii) John Swedeen, the president of our StarMark division and (iii) Simon Solomon, the president of our UltraCraft division.

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

Holdings made no cash distributions, other than tax distributions, to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2011, 2010 and 2009.

Compensation Committee Interlocks and Insider Participation

During the fiscal years ended December 31, 2009, 2010 and 2011, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.

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

Specific Executive Compensation Disclosure

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2009, 2010 and 2011.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)		Total ($)
Mark Buller	2009	460,000	92,000	—	—	720		552,720
Chief Executive Officer	2010	460,000	234,600	80,000	—	690		775,290
	2011	460,000	—	—	—	690	(3)	460,690
Leigh Ginter	2009	220,000	50,000	—	—	2,327		272,327
Chief Financial Officer	2010	220,000	99,000	28,584	—	609		348,193
	2011	250,000	—	—	—	609	(3)	250,609
John Swedeen	2009	305,000	53,863	—	—	3,066		361,929
President, StarMark	2010	305,000	—	12,000	—	690		317,690
	2011	305,000	—	—	—	690	(3)	305,690
Kurt Wanninger	2009	365,000	66,941	—	—	4,762		436,703
President, Mid Continent	2010	365,000	164,250	168,689	—	690		698,629
	2011	385,000	—	—	—	690	(3)	385,690
Simon Solomon	2009	200,000	—	—	—	578		200,578
President, UltraCraft	2010	200,000	96,040	7,791	—	553		304,384
	2011	200,000	35,700	—	—	553	(3)	236,253

(1)	Represents Class D Units of Holdings granted, but not yet fully vested, to our executive officers. All Class D units are “profits interest” issued pursuant to Holdings’ incentive plan and are subject to time-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to ASC Topic 718. During the first quarter of 2010, certain units’ exercise prices and vesting terms were modified. This modification was treated as forfeitures of the original units and new grants of the modified units. For a full discussion of these calculations, see Part IV, Item 15, “Exhibits and Financial Statement Schedules,” Note 8, “Member’s Equity.”
(2)	Amounts shown include (a) company paid life insurance premiums; (b) the matching contributions made to the 401(k) savings plan on behalf of the named executive officer; and (c) relocation benefits.
(3)	Life insurance premiums.

Management Equity Incentive Plan

We adopted an Amended and Restated Management Incentive Plan in 2003, which we refer to as the incentive plan. The incentive plan provides for the grants of incentive Class D units to selected employees and other persons providing services for us. The purposes of the incentive plan are to attract and retain the best available personnel, provide additional incentives to our employees and promote the success of our business.

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

The incentive plan will terminate in December 2015. The board of managers of Norcraft GP may terminate the incentive plan at any time at its sole discretion. The board of managers of Norcraft GP may amend the incentive plan subject to limited restrictions.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2011.

	Equity Awards (1)
	Number of Securities Underlying Unexercised Units Exercisable (#)	Number of Securities Underlying Unexercised Units Unexercisable (#)	Unit Exercise Price ($)
Mark Buller
Chief Executive Officer	3,140,203	263,455	0.16

Leigh Ginter
Chief Financial Officer	386,123	68,757	0.21

John Swedeen
President, StarMark	299,276	33,596	0.17

Kurt Wanninger
President, Mid Continent	702,869	351,435	0.35

Simon Solomon
President, UltraCraft	142,840	51,942	1.18

(1)	Represents Class D units of Holdings granted, but not yet fully vested, to these executive officers. Previously, under the terms of the Plan, the Class D units generally began to vest on the December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. During the first quarter of 2010, the vesting terms for the outstanding Class D units were modified. The outstanding units, along with the newly issued units, will now vest with time-based vesting over a three year period. In addition, certain units’ exercise prices were reduced to the fair market value of a Class A unit of Holdings. All Class D units will be issued with an exercise price equal to the then fair value of Holdings’ Class A units and a distribution threshold that allows such Class D units to qualify as “profits interests” under applicable law.

Employment Agreements and Arrangements upon Termination or Change of Control

Arrangements with Mark Buller

Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extends for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $460,000 as his base salary for 2012, with a targeted bonus of 50% of base salary, which bonus will be tied to certain financial performance and other objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.

In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for 18 months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2011, Mr. Buller would have been entitled to receive an aggregate $690,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).

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

Buller Norcraft Holdings, L.L.C., an entity affiliated with Mr. Buller, Herb Buller and certain other members of the Buller family, currently holds 15.5 million Class A units in Holdings and MEB Norcraft, L.L.C., another entity affiliated with Mr. Buller, currently holds approximately 3.4 million Class D units in Holdings. In connection with any termination of Mr. Buller’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, the holder will be entitled to convert each of the vested Class D units held by it to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for 2.9 million of these Class D units is $0.12 and the conversion price for the remaining Class D units held by him is $0.35.

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

Arrangements with Other Employed Named Executive Managers

Each of Mr. Ginter and Mr. Swedeen entered into an employment agreement with us on October 21, 2003, the initial term of which expired December 31, 2004. Pursuant to each employment agreement, the employment term is automatically extended for consecutive one-year periods unless either Mr. Ginter or Mr. Swedeen, or Holdings declines to extend the term. Mr. Wanninger entered into an employment agreement with Holdings, effective as of January 17, 2006, the initial term of which expired on December 31, 2007. Pursuant to Mr. Wanninger’s employment agreement, the employment term is automatically extended for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Solomon entered into an employment agreement with us on October 21, 2003, but his employment was terminated on August 31, 2006. He subsequently rejoined us and entered into another employment agreement with us on February 13, 2008. Pursuant to Mr. Solomon’s employment agreement, Mr. Solomon or Holdings may terminate Mr. Solomon’s employment at any time and for any reason.

Pursuant to his employment agreement, Mr. Ginter is entitled to receive $250,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $385,000 and Mr. Solomon is entitled to receive $200,000, in each case, as such officer’s base salary for 2012, with eligibility to receive a bonus tied to certain financial and other performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for 3 months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger and Mr. Solomon.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2011, Mr. Ginter would have been entitled to receive an aggregate $62,500 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2011, Mr. Swedeen would have been entitled to receive an aggregate $76,250 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2011, Mr. Wanninger would have been entitled to receive an aggregate $385,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any additional salary or bonus.

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

The following table provides certain information as of December 31, 2011 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp. (5)	75,950,957		56.3%	—		—	—		—
Trimaran Cabinet Corp. (6)	37,975,478		28.2%	—		—	—		—
Buller Norcraft Holdings, L.L.C. (7)	15,500,000		11.5%	—		—	—		—
Mark Buller	—	(8)	—	—		—	3,403,658	(9)	49.4%
Leigh Ginter	171,633		*	350,000		28.0%	454,880		6.6%
John Swedeen	472,000		*	200,000		16.0%	332,872		4.8%
Kurt Wanninger	157,306		*	—		—	1,054,304		15.3%
Simon Solomon	1,298,541		1.0%	—		—	194,782		2.8%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 10 persons listed here.	2,099,480	(14)	1.6%	550,000		44.0%	5,440,496		78.9%

*	Represents less than 1%.
(1)	Class A units are fully paid non-voting units of Holdings. These units, together with the other limited partnership units described below, are entitled to receive all assets available for distribution upon liquidation. The holders of Class A units are entitled to receive distributions of their allocated percentages of our taxable net income to make tax payments.
(2)	The holder of a Class B unit is also entitled to receive, contingent upon certain corporate events, a number of Class C units equal to the number of Class B units held by the holder. The combination of the outstanding Class B units and the contingent right provided by the Class C units provides rights and privileges consistent with that of a Class A unit holder.
(3)	Class D units are “profits interests” issued pursuant to Holdings’ incentive plan. Distributions that would otherwise have been made on Class D units will be reduced to the extent of the applicable distribution threshold. These units receive tax distributions based on our net income allocated to them. Vested Class D units are convertible into Class A units at a price equal to the fair market value of a Class A unit at the time of the grant of the Class D unit. All Class D units are subject to time-based vesting.

(4)	Norcraft GP does not hold any equity interest in Norcraft or Holdings, but as general partner of each entity, controls both Norcraft and Holdings. Norcraft GP is controlled by its board of managers which is comprised of Christopher Reilly, David Kim, Michael Maselli, Jay Bloom, Mark Buller and Herb Buller.
(5)	SKM Equity Fund III, L.P. is the controlling shareholder of SKM Norcraft Corp. SKM Equity Fund III, L.P. is controlled by its general partner, SKM Partners, L.L.C., which is in turn controlled by its board of managers. SKM Partners, L.L.C.’s board of managers is comprised of Allan Karp and John Megrue.
(6)	The shareholders of Trimaran Cabinet Corp. are Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital, L.L.C., CIBC Employee Private Equity Partners and CIBC MB Inc. Each of these shareholders has given a proxy of its voting rights in Trimaran Cabinet Corp. to Trimaran Fund Management, L.L.C. Trimaran Fund Management, L.L.C. is controlled by its managing members who are Jay R. Bloom, Andrew R. Heyer and Dean C. Kehler.
(7)	Buller Norcraft Holdings, L.L.C. is controlled by Mr. Mark Buller and Mr. Herbert Buller, both of whom are members.
(8)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Buller, as a member and manager of Buller Norcraft Holdings, L.L.C., may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Mr. Mark Buller holds all of his Class D units through MEB Norcraft, L.L.C., of which he is the sole member.
(10)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(11)	Does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Kim as a partner of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Kim disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(12)	Does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom as a partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(13)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller, as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Mr. H. Buller disclaims ownership of such shares except to the extent of his pecuniary interest therein.
(14)	Does not include 15,500,000 limited partnership units owned by Buller Norcraft Holdings, L.L.C. Mr. Mark Buller as a member and manager of Buller Norcraft Holdings, L.L.C. and Mr. Herbert Buller as a member of Buller Norcraft Holdings, L.L.C. may be deemed to beneficially own the shares beneficially owned by Buller Norcraft Holdings, L.L.C. Both Mr. Mark Buller and Mr. Herbert Buller disclaim ownership of such shares except, in each case, to the extent of his pecuniary interest therein. Also does not include 75,950,957 limited partnership units owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim, as partners of the general partner of the majority shareholder of SKM Norcraft Corp. may be deemed to beneficially own the shares beneficially owned by SKM Norcraft Corp. Mr. Reilly and Mr. Kim each disclaim ownership of such shares. Also does not include 37,975,478 limited partnership units owned by Trimaran Cabinet Corp. Mr. Bloom, as partner of the general partner of the majority shareholder of Trimaran Cabinet Corp. may be deemed to beneficially own the shares beneficially owned by Trimaran Cabinet Corp. Mr. Bloom disclaims ownership of such shares except to the extent of his pecuniary interest therein.

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

Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2011, management fees charged to expense were $1.0 million.

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

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, and fees for other services billed by Grant Thornton LLP and PricewaterhouseCoopers LLP during the respective periods.

Type of Fees (dollars in thousands)	2011	2010
Audit fees (1)	$220	$210
Audit related fees (2)	121	36
Tax fees (3)	306	139
All other fees (4)	1	4

(1)	Audit fees consist of services rendered for the audit of the annual financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably be expected to provide.
(2)	Audit related fees are for assurance and related services related to consultations concerning financial accounting and reporting standards which include services primarily associated with services performed on our bond issuances and registrations and 401(k) audit.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning. Tax compliance services relate to the preparation of original and amended tax returns and claims for refunds. Tax advice and tax planning services relate to tax advice, assistance with tax audits and appeals, tax advice related to acquisitions and dispositions, management incentive plan and requests for rulings or technical advice related to matters concerning various tax authorities.
(4)	All other fees are for services other than those in the previous categories.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: March 30, 2012	Date: March 30, 2012
Signing on behalf of the	Signing on behalf of the
Registrant and as principal executive officer	Registrant and as principal financial and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of this 31st day of March 2012.

/s/ Herbert Buller	Chairman of the Board of Managers of Norcraft GP, L.L.C., the General Partner of the Registrant
Herbert Buller

/s/ Jay Bloom	Manager of Norcraft GP, L.L.C., the General Partner of the Registrant
Jay Bloom

/s/ David Kim	Manager of Norcraft GP, L.L.C., the General Partner of the Registrant
David Kim

/s/ Michael Maselli	Manager of Norcraft GP, L.L.C., the General Partner of the Registrant
Michael Maselli

/s/ Christopher Reilly	Manager of Norcraft GP, L.L.C., the General Partner of the Registrant
Christopher Reilly

/s/ Mark Buller	President, Chief Executive Officer and Manager of Norcraft GP, L.L.C., the General Partner of the Registrant
Mark Buller

Norcraft Companies, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Managers

Norcraft GP, L.L.C.

We have audited the accompanying consolidated balance sheets of Norcraft Companies, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statement of operations, changes in member’s equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP

Minneapolis, MN

March 30, 2012

Norcraft Companies, L.P.

Consolidated Balance Sheet

(dollar amounts in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,185	$28,657
Trade accounts receivable, net	20,092	17,982
Inventories	17,503	17,363
Prepaid and other current assets	1,835	1,558

Total current assets	63,615	65,560

Property, plant and equipment, net	27,434	30,199

Other assets:
Goodwill	88,479	88,483
Intangible assets, net	77,732	76,379
Display cabinets, net	5,842	5,016
Other	568	754

Total other assets	172,621	170,632

Total assets	$263,670	$266,391

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$6,566	$7,678
Accrued expenses	13,775	16,200

Total current liabilities	20,341	23,878

Long-term debt	240,000	180,000
Unamortized premium (discount) on bonds payable	166	(2,414)
Other liabilities	108	153

Commitments and contingencies	—	—

Member’s equity	3,055	64,774

Total liabilities and member’s equity	$263,670	$266,391

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Operations

(dollar amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Net sales	$269,305	$262,568	$246,804

Cost of sales	195,853	187,482	176,512

Gross profit	73,452	75,086	70,292

Selling, general and administrative expenses	51,099	50,402	49,706

Income from operations	22,353	24,684	20,586

Other expense:
Interest expense, net	23,549	20,091	15,050
Amortization of deferred financing costs	2,454	1,376	2,895
Other, net	81	26	36

Total other expense	26,084	21,493	17,981

Net income (loss)	$(3,731)	$3,191	$2,605

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity and Comprehensive Income (Loss)

(dollar amounts in thousands)

	Member’s Equity	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Member’s equity at January 1, 2009	$141,669	$(158)
Stock compensation expense	155	—
Distributions to member	(83,909)	—
Foreign currency translation adjustment	251	251	$251
Net income	2,605	—	2,605

Total comprehensive income			$2,856

Member’s equity at December 31, 2009	60,771	93
Issuance of member’s interest	124	—
Stock compensation expense	181	—
Distributions to member	(1,104)	—
Foreign currency translation adjustment	1,611	1,611	$1,611
Net income	3,191	—	3,191

Total comprehensive income			$4,802

Member’s equity at December 31, 2010	64,774	1,704
Issuance of member’s interest	139	—
Stock compensation expense	183	—
Distributions to member	(58,015)	—
Foreign currency translation adjustment	(295)	(295)	$(295)
Net loss	(3,731)	—	(3,731)

Total comprehensive loss			$(4,026)

Member’s equity at December 31, 2011	$3,055	$1,409

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,731)	$3,191	$2,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,935	5,720	5,794
Amortization:
Customer relationships	4,467	4,467	4,466
Deferred financing costs	2,454	1,376	2,895
Display cabinets	4,005	4,142	5,348
Discount amortization/accreted interest	180	489	30
Provision for uncollectible accounts receivable	236	589	1,121
Provision for obsolete and excess inventory	(280)	(115)	1,412
Provision for warranty claims	3,143	2,771	2,001
Stock compensation expense	183	181	155
Loss (gain) on disposal of assets	8	(33)	189
Change in operating assets and liabilities:
Trade accounts receivable	(2,442)	(450)	(344)
Inventories	99	(804)	2,912
Prepaid expenses	(276)	48	191
Other assets	183	(655)	(8)
Accounts payable and accrued expenses	(6,421)	(727)	(3,966)

Net cash provided by operating activities	6,743	20,190	24,801

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	49	5
Purchase of property, plant and equipment	(2,586)	(2,705)	(2,034)
Additions to display cabinets	(4,831)	(3,764)	(3,673)

Net cash used in investing activities	(7,397)	(6,420)	(5,702)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	62,400	—	177,067
Payment of financing costs	(8,274)	(882)	(6,983)
Repurchase of notes payable	—	—	(148,000)
Proceeds from issuance of member interests	139	124	—
Distributions to member	(58,015)	(1,104)	(83,909)

Net cash used in financing activities	(3,750)	(1,862)	(61,825)

Effect of exchange rates on cash and cash equivalents	(68)	18	51

Net increase (decrease) in cash and cash equivalents	(4,472)	11,926	(42,675)

Cash and cash equivalents, beginning of the period	28,657	16,731	59,406

Cash and cash equivalents, end of period	$24,185	$28,657	$16,731

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,502	$19,562	$17,977

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company”. Norcraft Holdings, L.P. (“Holdings”) is the parent company of Norcraft. Holdings is no longer a part of a combined filing with Norcraft due to the retirement of the remainder of its 9 3/4% senior discount notes due 2012.

Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2011 or 2010. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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

Trade Accounts Receivable and Concentrations of Credit Risk

The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to accounts receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. An account receivable is considered past due after the contractual due date is not met. Charge-off occurs when the account is deemed uncollectable. The Company’s largest customer, DirectBuy, accounted for approximately 13%, 16% and 17% of net sales in 2011, 2010 and 2009, respectively. The amount of accounts receivable for this customer was $1.1 million, $1.4 million and $1.5 million at the years ended December 31, 2011, 2010 and 2009, respectively.

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

Display Cabinets

The cost of display cabinets is capitalized when provided to the Company’s dealers and is amortized over 36 months, which represents the period they are expected to be on display for customer viewing.

Intangible Assets

Intangible assets consist of the following:

	December 31, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(36,602)	30,398
Deferred financing costs		16,120	(3,886)	12,234

	$35,100	$83,120	$(40,488)	$77,732

	December 31, 2010
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,483			$88,483

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(32,135)	34,865
Deferred financing costs		7,864	(1,450)	6,414

	$35,100	$74,864	$(33,585)	$76,379

Indefinite-lived intangible assets and Goodwill:

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

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The Company’s significant reporting units for the purpose of performing the impairment tests for goodwill consist of Mid Continent, UltraCraft and StarMark. The Company performs an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

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

The Company estimates the fair value of its reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Because of the increased uncertainty resulting from worsening global economic conditions, management’s revenue projections used in 2009 generally assumed reductions in 2010 and a period of recovery beginning in 2011. The revenue projection used in 2010 also assumed the beginning of market recovery in 2011, continuing into 2012. The revenue projection used in the 2011 evaluation continued these trends with 8% sales growth in 2012 and continued momentum in future years.

The Company’s annual assessment for impairment did not result in an impairment charge in 2011, 2010 or 2009.

In the 2011 evaluation of the fair value of all the Company’s reporting units, the Company assumed revenue in 2012 to show recovery and 2013 to continue this recovery. In 2011, the Company also assumed a discount rate of 14.8% and a perpetual growth rate of 3.5%. In 2010, the Company also assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. In 2009, the Company assumed a discount rate of 16.3% and a perpetual growth rate of 3.7%. These rates reflected the market conditions in the respective periods.

The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2011, a discount rate of 14.0% was used plus a premium of 1.0%. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%. In 2009, a discount rate of 14.3% was used plus a premium of 2.0%.

The Company’s first step impairment analysis for 2011, 2010 and 2009 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2011, 2010 and 2009. The only changes in the value of goodwill were due to foreign currency translation adjustments.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Identifiable intangible assets:

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

Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2011, 2010 and 2009 is included in selling, general and administrative expenses in the consolidated statements of operations. Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

Management reviews the valuation and the estimated useful lives of its identifiable intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.

Deferred Financing Costs:

Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Amortization of such costs for the fiscal years 2011, 2010 and 2009 totaled approximately $2.5 million, $1.4 million and $2.9 million, respectively.

Future estimated aggregate amortization expense at December 31, 2011 is as follows:

Year Ending December 31,
2012	$3,119
2013	3,119
2014	3,119
2015	2,877

Foreign Currency Translation/Transactions

The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustments are recorded as a separate component of member’s equity. Also recorded as translation adjustments in member’s equity are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.

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

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Advertising

The Company expenses all advertising costs as incurred. Advertising expense was $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Marketing Programs

Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statement of operations.

Product Warranties

The Company provides warranties for its products ranging from five years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates as a component of cost of sales in the statements of operations. (See Note 4, “Supplemental Financial Statement Information”)

Income Taxes

The Company is a limited partnership, whereby income is allocated to the limited partners of Holdings for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to the Company’s operations are included in the accompanying financial statements. While the Company is subject to various state and local taxes at the entity level and files income tax returns in various jurisdictions, these amounts have historically been insignificant. The Company classifies taxes, interest and penalties as a component of other expense.

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

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

4.	Supplemental Financial Statement Information

Trade Accounts Receivable

Trade accounts receivable consists of the following as of December 31:

	$(00,000)	$(00,000)
	2011	2010
Trade accounts receivable	$20,949	$19,108
Less: allowance for uncollectible accounts	(857)	(1,126)

Trade accounts receivable, net	$20,092	$17,982

Inventories

Inventories consist of the following as of December 31:

	$(00,000)	$(00,000)
	2011	2010
Raw materials and supplies	$11,999	$12,312
Work in process	2,110	2,186
Finished goods	3,394	2,865

	$17,503	$17,363

Supplier Concentration

The Company purchased approximately 14.9%, 19.4% and 13.4% of its raw materials during 2011, 2010 and 2009, respectively, from its largest supplier.

Property, Plant and Equipment

Property, plant and equipment consist of the following as of December 31:

	$(00,000)	$(00,000)
	2011	2010
Land	$2,963	$2,971
Buildings and improvements	25,478	25,161
Factory equipment	30,209	29,626
Vehicles	284	273
Office and data processing equipment	6,309	6,177
Construction in progress	1,740	1,141

	66,983	65,349
Less: accumulated depreciation	(39,549)	(35,150)

	$27,434	$30,199

Accrued Expenses

Accrued expenses consist of the following as of December 31:

	$(00,000)	$(00,000)
	2011	2010
Salaries, wages and employee benefits	$5,750	$8,012
Commissions, rebates and marketing programs	2,496	2,497
Worker’s compensation	1,567	1,875
Interest	1,179	948
Other, including product warranty accruals	2,783	2,868

	$13,775	$16,200

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

Product Warranties

Product warranty activity is as follows for the years ended December 31:

	2011	2010	2009
Beginning balance	$781	$494	$635
Accruals for warranties – current	3,143	2,771	2,001
Settlements made during the period	(3,192)	(2,484)	(2,142)

Ending balance	$732	$781	$494

5.	Income Taxes

The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company’s accrual for these tax exposures was $0.1 million, $0.2 million and $0.3 million at December 31, 2011, 2010 and 2009, respectively.

The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6.	Long-Term Debt

Long-term debt consists of the following as of December 31:

	2011	2010
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at10.5%)	$240,000	$180,000

Long-term debt	$240,000	$180,000

ABL Facility

In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of December 31, 2011, the borrowing base was approximately $16.4 million.

In May, 2011, the ABL Credit Agreement was modified and now has a maturity of September, 2015.

The ABL Credit Agreement contains negative covenants that limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2011, the Company was in compliance with these provisions.

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

As of December 31, 2011, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $11.9 million under the ABL Facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a 100% owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of its 9 3/4% senior discount notes due 2012.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2011, Norcraft was in compliance with these provisions.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 for the issuers and for Norcraft Canada Corporation, a wholly-owned subsidiary of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$57,816	$—	$5,799	$—	$63,615
Property, plant & equipment, net	21,312	—	6,122	—	27,434
Investments in subsidiary	(928)	—	—	928	—
Other assets	183,768	—	293	(11,440)	172,621

Total assets	$261,968	$—	$12,214	$(10,512)	$263,670

Current liabilities	$18,639	$—	$1,702	$—	$20,341
Long-term debt	240,000	—	11,440	(11,440)	240,000
Unamortized premium on bonds payable	166	—	—	—	166
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	3,055	—	(928)	928	3,055

Total liabilities & member’s equity (deficit)	$261,968	$—	$12,214	$(10,512)	$263,670

As of December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$61,246	$—	$4,314	$—	$65,560
Property, plant & equipment, net	23,535	—	6,664	—	30,199
Investments in subsidiary	(302)	—	—	302	—
Other assets	180,225	—	304	(9,897)	170,632

Total assets	$264,704	$—	$11,282	$(9,595)	$266,391

Current liabilities	$22,191	$—	$1,687	$—	$23,878
Long-term debt	180,000	—	9,897	(9,897)	180,000
Unamortized discount on bonds payable	(2,414)	—	—	—	(2,414)
Other liabilities	153	—	—	—	153

Member’s equity (deficit)	64,774	—	(302)	302	64,774

Total liabilities & member’s equity (deficit)	$264,704	$—	$11,282	$(9,595)	$266,391

(1)	Co-issuers

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Year Ended December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$251,559	$—	$21,990	$(4,244)	$269,305
Cost of sales	181,447	—	18,650	(4,244)	195,853

Gross profit	70,112	—	3,340	—	73,452
Equity in earnings (losses) of subsidiary	(331)	—	—	331	—
Selling, general and administrative expenses	47,502	—	3,597	—	51,099

Income (loss) from operations	22,279	—	(257)	331	22,353
Other expense:
Interest expense, net	23,469	—	80	—	23,549
Amortization of deferred financing costs	2,454	—	—	—	2,454
Other, net	87	—	(6)	—	81

Total other expense, net	26,010	—	74	—	26,084

Net income (loss)	$(3,731)	$—	$(331)	$331	$(3,731)

For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$246,116	$—	$19,225	$(2,773)	$262,568
Cost of sales	173,382	—	16,873	(2,773)	187,482

Gross profit	72,734	—	2,352	—	75,086
Equity in earnings (losses) of subsidiary	(384)	—	—	384	—
Selling, general and administrative expenses	47,730	—	2,672	—	50,402

Income (loss) from operations	24,620	—	(320)	384	24,684
Other expense:
Interest expense, net	20,028	—	63	—	20,091
Amortization of deferred financing costs	1,376	—	—	—	1,376
Other, net	25	—	1	—	26

Total other expense, net	21,429	—	64	—	21,493

Net income (loss)	$3,191	$—	$(384)	$384	$3,191

(1)	Co-issuers

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Year Ended December 31, 2009

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$236,492	$—	$13,311	$(2,999)	$246,804
Cost of sales	167,125	—	12,386	(2,999)	176,512

Gross profit	69,367	—	925	—	70,292
Equity in earnings (losses) of subsidiary	(780)	—	—	780	—
Selling, general and administrative expenses	48,028	—	1,678	—	49,706

Income (loss) from operations	20,559	—	(753)	780	20,586
Other expense:
Interest expense, net	15,019	—	31	—	15,050
Amortization of deferred financing costs	2,895	—	—	—	2,895
Other, net	40	—	(4)	—	36

Total other expense, net	17,954	—	27	—	17,981

Net income (loss)	$2,605	$—	$(780)	$780	$2,605

(1)	Co-issuers

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$7,729	$—	$(986)	$—	$6 ,743
Cash flows provided by (used in) investing activities	(8,379)	—	(561)	1,543	(7,397)
Cash flows provided by (used in) financing activities	(3,750)	—	1,543	(1,543)	(3,750)
Effect of exchange rates on cash and cash equivalents	—	—	(68)	—	(68)

Net increase (decrease) in cash and cash equivalents	(4,400)	—	(72)	—	(4,472)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$24,305	$—	$(120)	$—	$24,185

For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$20,247	$—	$(57)	$—	$20,190
Cash flows provided by (used in) investing activities	(5,471)	—	(1,512)	563	(6,420)
Cash flows provided by (used in) financing activities	(1,862)	—	563	(563)	(1,862)
Effect of exchange rates on cash and cash equivalents	—	—	18	—	18

Net increase (decrease) in cash and cash equivalents	12,914	—	(988)	—	11,926
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731

Cash and cash equivalents, end of period	$28,705	$—	$(48)	$—	$28,657

For the Year Ended December 31, 2009

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$25,518	$—	$(717)	$—	$24,801
Cash flows provided by (used in) investing activities	(7,268)	—	(969)	2,535	(5,702)
Cash flows provided by (used in) financing activities	(61,825)	—	2,535	(2,535)	(61,825)
Effect of exchange rates on cash and cash equivalents	—	—	51	—	51

Net increase (decrease) in cash and cash equivalents	(43,575)	—	900	—	(42,675)
Cash and cash equivalents, beginning of period	59,366	—	40	—	59,406

Cash and cash equivalents, end of period	$15,791	$—	$940	$—	$16,731

(1)	Co-issuers

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

7.	Disclosures About Fair Value of Financial Instruments

The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2011 and 2010. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$240,000	$223,800	$180,000	$192,150

The quoted fair market value of the financial instruments presented may not be indicative of their future values.

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

8.	Member’s Equity

All of Norcraft’s member units are owned by Holdings. Limited partners of the Company generally have no liability for the debts, obligations and liabilities of the Company.

Management Incentive Plan

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

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted $0.3 million and $3.6 million in incentive Class D units during the years ended December 31, 2011 and 2010, respectively.

Compensation expense related to Class D units was $0.2 million for of the years ended December 31, 2011, 2010 and 2009. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2011	2010
Weighted-average fair value of Class D units granted	$0.16	$0.17
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.76%	2.45%
Volatility	51.9%	49.5%
Expected lives	4.3	5.0

A summary of Class D unit activity under the Plan is as follows:

	2011		2010		2009
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Beginning balance	6,811,577	$0.26	4,727,220	$0.22	4,841,323	$0.73
Granted	305,000	0.39	3,620,199	0.35	—	—
Exercised	—	—	—	—	—	—
Forfeited/expired	(230,000)	2.16	(1,535,842)	1.81	(114,103)	2.22

Ending balance	6,886,577	0.26	6,811,577	0.26	4,727,220	0.69

Exercisable	5,533,699	0.24	4,333,183	0.20	4,221,824	0.56

The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2011 were $1.2 million and $1.1 million, respectively. The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2010 were $2.2 million and $1.6 million, respectively.

The Class D units vested during 2011 and 2010 had fair values of $0.1 million and $0.6 million, respectively.

The total compensation cost of non-vested awards not yet recognized is $0.2 million and $0.4 million for 2011 and 2010, respectively.

The Plan will terminate in December 2015.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

9.	Employee Benefit Plan

The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan during the years ended December 31, 2011, 2010 and 2009 were minimal.

10.	Related Party Transactions

The Company has an agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2011, 2010 and 2009.

11.	Leases

The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. Certain lease agreements have terms for renewal or include rent escalation clauses. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.3 million, $2.5 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature that do not extend beyond December 31, 2012 and that do not have future non-cancelable commitments. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011, are as follows:

Year Ending December 31,	Amount
2012	$2,286
2013	1,693
2014	1,312
2015	559
2016	216

$6,066

12.	Commitments and Contingencies

The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

13.	Unaudited Supplemental Quarterly Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2011
Net sales	$64,188	$75,037	$67,718	$62,362
Cost of sales	47,585	53,823	48,815	45,630

Gross profit	16,603	21,214	18,903	16,732
Selling, general and administrative expenses	12,360	13,470	12,313	12,956

Income from operations	4,243	7,744	6,590	3,776
Other expense:
Interest expense, net	5,027	5,628	6,451	6,443
Amortization of deferred financing costs	370	501	795	788
Other, net	24	28	51	(22)

	5,421	6,157	7,297	7,209

Net income (loss)	$(1,178)	$1,587	$(707)	$(3,433)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010
Net sales	$61,833	$74,107	$65,937	$60,691
Cost of sales	44,617	51,321	46,531	45,013

Gross profit	17,216	22,786	19,406	15,678
Selling, general and administrative expenses	12,671	13,519	12,278	11,934

Income from operations	4,545	9,267	7,128	3,744
Other expense:
Interest expense, net	5,045	5,006	5,026	5,014
Amortization of deferred financing costs	313	341	374	348
Other, net	30	43	18	(65)

	5,388	5,390	5,418	5,297

Net income (loss)	$(843)	$3,877	$1,710	$(1,553)

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(dollar amounts in thousands)

14.	Recently Issued Accounting Pronouncements

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

Norcraft Companies L.P.

Schedule II – Consolidated Valuation and Qualifying Accounts

(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2011
Allowance for uncollectible accounts	$1,126	$236	$(505)	$857

2010
Allowance for uncollectible accounts	$998	$589	$(461)	$1,126

2009
Allowance for uncollectible accounts	$2,022	$1,121	$(2,145)	$998

S-1

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Companies, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.2	Norcraft Companies, L.P. Agreement of Limited Partnership, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.2 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.3	Certificate of Incorporation of Norcraft Finance Corp. (incorporated by reference to Exhibit 3.3 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.4	By-Laws of Norcraft Finance Corp (incorporated by reference to Exhibit 3.4 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.5	Certificate of Formation of Norcraft G.P., L.L.C. (incorporated by reference to Exhibit 3.5 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.6	Norcraft GP, L.L.C. Amended and Restated Limited Liability Agreement, dated as of October 21, 2003 (incorporated by reference to Exhibit 3.6 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.7	Norcraft Canada Corporation Certificate of Registration and Amalgamation (incorporated by reference to Exhibit 3.7 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

3.8	Memorandum of Association of Norcraft Canada Corporation (incorporated by reference to Exhibit 3.8 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

4.1	Form of 10 1/2% Senior Secured Second Lien Note due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 11, 2009).

4.2	Indenture, dated as of December 9, 2009, by and among Norcraft and Finance, as issuers, the guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 11, 2009).

4.3	Supplemental Indenture, dated as of May 20, 2011, by and among Norcraft Companies, L.P., Norcraft Finance Corp., Norcraft Canada Corporation and U.S. Bank National Association, as Trustee and as Collateral Agent, related to Norcraft Companies, L.P. and Norcraft Finance Corp.’s 10-1/2% Senior Secured Second Lien Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 20, 2011).

4.4	Second Supplemental Indenture, dated as of May 26, 2011, by and among Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantor named therein and U.S. Bank National Association, as trustee and as collateral agent, related to Norcraft Companies, L.P. and Norcraft Finance Corp.’s 10-1/2% Senior Secured Second Lien Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 26, 2011).

4.5	Registration Rights Agreement, dated as of May 26, 2011, by and among Norcraft Companies, L.P., Norcraft Finance Corp., the Guarantor named therein and UBS Securities LLC, as initial purchaser (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 26, 2011).

4.6	Subordinated Note Issued September 19, 2006, for the principal amount of $4,500,972.00, from Norcraft Holdings, L.P. to Simon Solomon, IRA (incorporated by reference to Exhibit 4.5 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

4.7	Subordinated Note Issued September 25, 2006, for the principal amount of $645,394.07, from Norcraft Holdings, L.P. to Thomas Spencer (incorporated by reference to Exhibit 4.6 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

Exhibit	Description
10.1	Credit Agreement, dated as of December 9, 2009, by and among Norcraft, as borrower, Intermediate Holdings, and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.2	Amendment No. 1 to Credit Agreement, dated as of May 26, 2011, by and among Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P., the Subsidiary Guarantor party thereto, the Lenders party thereto and UBS AG Stamford Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 26, 2011).

10.3	U.S. Security Agreement, dated as of December 9, 2009, by and among Norcraft, as borrower, Intermediate Holdings, and the other guarantors party thereto, as guarantors, and UBG AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.4	Amendment No. 1 to U.S. Second Lien Security Agreement, dated as of May 26, 2011, by and among Norcraft Companies, L.P., Norcraft Finance Corp. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 26, 2011).

10.5	Canadian Security Agreement, dated as of December 9, 2009, by and among Norcraft Canada, as guarantor, and the other guarantors party thereto, as guarantors, and UBS AG, Stamford Branch, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.6	Amendment No. 1 to Canadian Second Lien Security Agreement, dated as of May 26, 2011, by and among Norcraft Canada Corporation and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 26, 2011).

10.7	U.S. Second Lien Security Agreement, dated as of December 9, 2009, by and among Norcraft and Finance, as issuers, and the guarantors from time to time party thereto and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.8	Canadian Second Lien Security Agreement, dated as of December 9, 2009, by and among Norcraft Canada, as guarantor, and the other guarantors from time to time party thereto, as guarantors, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.9	Intercreditor Agreement, dated as of December 9, 2009, among UBS AG, Stamford Branch, as administrative agent and collateral agent for the first lien secured parties, U.S. Bank National Association, as trustee and as collateral agent for the New Notes, Norcraft, as borrower, and Norcraft Canada, Intermediate Holdings, and Finance, as guarantors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 11, 2009).

10.10	Amendment No. 1 to Intercreditor Agreement, dated as of May 20, 2011, by and among UBS AG, Stamford Branch, as First Lien Agent, U.S. Bank National Association, as Original Second Lien Agent and as Second Lien Collateral Agent, Norcraft Companies, L.P., Norcraft Intermediate Holdings, L.P., Norcraft Finance Corp. and Norcraft Canada Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 20, 2011).

Exhibit	Description
10.11	Norcraft Holdings, L.P. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.11 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696).

10.12	Contribution Agreement, dated as of October 21, 2003 by and among Norcraft Holdings, L.P., Buller Norcraft Holdings, L.L.C., Mark Buller, David Buller, James Buller, Phil Buller, Herb Buller and Erna Buller (incorporated by reference to Exhibit 10.14 to Norcraft Companies, L.P. Form S-4 filed on June 25, 2004; File No.: 333-114924).

10.13	Amendment to Contribution Agreement Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696).

10.14	Amendment No. 2 to Contribution Agreement Letter, dated October 4, 2006, from Norcraft Holdings, L.P. to Buller Norcraft Holdings, L.L.C. (incorporated by reference to Exhibit 10.13 to Norcraft Holdings, L.P.’s Form 10-K filed on April 2, 2007).

10.15	Amendment No. 3 to Contribution Agreement Letter, dated June 25, 2007, from Norcraft Holdings, L.P. to Buller Norcraft Holdings L.L.C. (incorporated by reference to Exhibit 10.20 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2008).

10.16	Management and Monitoring Agreement Letter, dated October 21, 2003, from Sanders Karp & Mergrue, LLC and Trimaran Fund Management L.L.C. to Norcraft Holdings, L.P. and Norcraft Companies, L.P. (incorporated by reference to Exhibit 10.14 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696).

10.17	Employment Letter, dated October 21, 2003, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.7 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924).

10.18	Amendments to Employment Letter, dated August 17, 2004, from Norcraft Holdings, L.P. to Mark Buller (incorporated by reference to Exhibit 10.10 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on June 25, 2004; File No.: 333-119696).

10.19	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to Simon Solomon (incorporated by reference to Exhibit 10.10 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924).

10.20	Employment Letter, dated October 21, 2003, from Norcraft Companies, L.P. to John Swedeen (incorporated by reference to Exhibit 10.11 to Norcraft Companies, L.P. Form S-4 filed on April 27, 2004; File No.: 333-114924).

10.21	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.22	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon. (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009).

Exhibit	Description
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	XBRL Related Documents

*	Filed herewith.