Form 10-Q
period 2012-03-31
NORCRAFT COMPANIES LP
filed 2012-05-15
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.

Consolidated Balance Sheets

(dollar amounts in thousands)

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,730	$24,185
Trade accounts receivable, net	22,867	20,092
Inventories	19,096	17,503
Prepaid and other current assets	1,567	1,835

Total current assets	72,260	63,615
Property, plant and equipment, net	26,885	27,434
Other assets:
Goodwill	88,485	88,479
Intangible assets, net	75,835	77,732
Display cabinets, net	5,959	5,842
Other	490	568

Total other assets	170,769	172,621

Total assets	$269,914	$263,670

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$9,357	$6,566
Accrued expenses	19,495	13,775

Total current liabilities	28,852	20,341
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	156	166
Other liabilities	108	108

Total liabilities	269,116	260,615
Commitments and contingencies	—	—
Member’s equity (deficit)	(834)	1,646
Accumulated other comprehensive income	1,632	1,409

Total member’s equity	798	3,055

Total liabilities and member’s equity	$269,914	$263,670

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statements of Operations and Comprehensive Loss

(dollar amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$67,862	$64,188
Cost of sales	49,942	47,585

Gross profit	17,920	16,603

Selling, general and administrative expenses	13,179	12,360

Income from operations	4,741	4,243

Other expense:
Interest expense, net	6,450	5,027
Amortization of deferred financing costs	780	370
Other, net	27	24

Total other expense	7,257	5,421

Net loss	(2,516)	(1,178)

Other comprehensive income:
Foreign currency translation adjustment	223	262

Total other comprehensive income	223	262

Comprehensive loss	$(2,293)	$(916)

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity

(dollar amounts in thousands)

(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income	Total Member’s Equity
Member’s equity at January 1, 2012	$1,646	$1,409	$3,055
Stock compensation expense	46		46
Distributions to member	(10)		(10)
Foreign currency translation adjustment		223	223
Net loss	(2,516)		(2,516)

Member’s equity (deficit) at March 31, 2012	$(834)	$1,632	$798

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,516)	$(1,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,157	1,286
Amortization:
Customer relationships	1,117	1,117
Deferred financing costs	780	370
Display cabinets	1,019	948
Discount amortization/accreted interest	(10)	122
Provision for uncollectible accounts receivable	(14)	11
Provision for obsolete and excess inventories	69	(96)
Provision for warranty claims	757	666
Stock compensation expense	46	45
Gain on disposal of assets	(1)	—
Change in operating assets and liabilities:
Trade accounts receivable	(2,678)	(3,980)
Inventories	(1,625)	(2,073)
Prepaid expenses	269	57
Other assets	78	77
Accounts payable and accrued expenses	7,719	3,211

Net cash provided by operating activities	6,167	583

Cash flows from investing activities:
Proceeds from sale of property and equipment	2	4
Purchase of property, plant and equipment	(484)	(755)
Additions to display cabinets	(1,136)	(1,289)

Net cash used in investing activities	(1,618)	(2,040)

Cash flows from financing activities:
Distributions to member	(10)	(2,618)

Net cash used in financing activities	(10)	(2,618)
Effect of exchange rates on cash and cash equivalents	6	(38)

Net increase (decrease) in cash and cash equivalents	4,545	(4,113)
Cash and cash equivalents, beginning of the period	24,185	28,657

Cash and cash equivalents, end of period	$28,730	$24,544

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Notes to Consolidated Financial Statements

(in thousands)

(unaudited)

1.	Basis of Presentation

The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company.” Norcraft Holdings, L.P (“Holdings”) is the parent company of Norcraft.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2012 and 2011 and for the three months ended March 31, 2012 and 2011 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	March 31,	December 31,
	2012	2011
Trade accounts receivable	$23,610	$20,949
Less: allowance for uncollectible accounts	(743)	(857)

Trade accounts receivable, net	$22,867	$20,092

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2012	2011
Raw materials and supplies	$11,963	$11,999
Work in process	2,214	2,110
Finished goods	4,919	3,394

	$19,096	$17,503

4.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2012
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,485			$88,485

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(37,719)	29,281
Deferred financing costs		16,120	(4,666)	11,454

	$35,100	$83,120	$(42,385)	$75,835

	December 31, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(36,602)	30,398
Deferred financing costs		16,120	(3,886)	12,234

	$35,100	$83,120	$(40,488)	$77,732

There were no events or circumstances during the three months ended March 31, 2012 to indicate that the assets not subject to amortization should be evaluated for potential impairment.

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
Interest	$7,476	$1,179
Salaries, wages and employee benefits	5,032	5,750
Commissions, rebates and marketing programs	2,437	2,496
Workers’ compensation	1,415	1,567
Other, including product warranty accruals	3,135	2,783

	$19,495	$13,775

Product warranty accrual activity is as follows:

	March 31,	March 31,
	2012	2011
Beginning balance – December 31	$732	$781
Accruals for warranties	757	666
Claims paid	(734)	(702)

Ending balance – March 31	$755	$745

6.	Stock-Based Compensation

The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company.

Under the terms of the Plan, the Class D units vest with time-based vesting over a three year period. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units are issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three months ended March 31, 2012.

Compensation expense related to Class D units was $0.05 million for the three months ended March 31, 2011 and 2012. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended March 31, 2012
	Units	Weighted- Average Exercise Price
Beginning balance	6,886,577	$0.26
Granted	—
Forfeited/expired	—

Ending balance	6,886,577	$0.26

Exercisable balance	5,533,699	$0.24

The intrinsic values of the issued Class D units and exercisable Class D units at March 31, 2012 were $1.0 million and $0.9 million, respectively.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000

Long term debt	$240,000	$240,000

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2012, the borrowing base was approximately $19.1 million.

In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing the Company’s equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2012, the Company was in compliance with these provisions.

Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P.(the immediate parent of Norcraft), Norcraft Finance Corp. (a subsidiary of Norcraft), Norcraft Canada Corporation (a subsidiary of Norcraft) and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

As of March 31, 2012, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $14.6 million under the ABL Facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2012, Norcraft was in compliance with these provisions.

The following represents certain condensed consolidating financial information as of March 31, 2012 and December 31, 2011 and for the periods ended March 31, 2012 and 2011 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$66,063	$—	$6,197	$—	$72,260
Property, plant & equipment, net	20,760	—	6,125	—	26,885
Investments in subsidiary	(991)	—	—	991	—
Other assets	182,202	—	299	(11,732)	170,769

Total assets	$268,034	$—	$12,621	$(10,741)	$269,914

Current liabilities	$26,972	$—	$1,880	$—	$28,852
Long-term debt	240,000	—	11,732	(11,732)	240,000
Unamortized premium on bonds payable	156	—	—	—	156
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	798	—	(991)	991	798

Total liabilities & member’s equity (deficit)	$268,034	$—	$12,621	$(10,741)	$269,914

As of December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$57,816	$—	$5,799	$—	$63,615
Property, plant & equipment, net	21,312	—	6,122	—	27,434
Investments in subsidiary	(928)	—	—	928	—
Other assets	183,768	—	293	(11,440)	172,621

Total assets	$261,968	$—	$12,214	$(10,512)	$263,670

Current liabilities	$18,639	$—	$1,702	$—	$20,341
Long-term debt	240,000	—	11,440	(11,440)	240,000
Unamortized premium on bonds payable	166	—	—	—	166
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	3,055	—	(928)	928	3,055

Total liabilities & member’s equity (deficit)	$261,968	$—	$12,214	$(10,512)	$263,670

(1)	Co-issuers

CONDENSED CONSOLIDATED OPERATIONS STATEMENTS

For the Three Months Ended March 31, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$63,030	$—	$5,937	$(1,105)	$67,862
Cost of sales	45,843	—	5,204	(1,105)	49,942

Gross profit	17,187	—	733	—	17,920
Equity in earnings (losses) of subsidiary	(286)	—	—	286	—
Selling, general and administrative expenses	12,183	—	996	—	13,179

Income (loss) from operations	4,718	—	(263)	286	4,741
Other expense:
Interest expense, net	6,430	—	20	—	6,450
Amortization of deferred financing costs	780	—	—	—	780
Other, net	24	—	3	—	27

Total other expense	7,234	—	23	—	7,257

Net income (loss)	$(2,516)	$—	$(286)	$286	$(2,516)

For the Three Months Ended March 31, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$60,497	$—	$4,449	$(758)	$64,188
Cost of sales	44,300	—	4,043	(758)	47,585

Gross profit	16,197	—	406	—	16,603
Equity in earnings (losses) of subsidiary	(433)	—	—	433	—
Selling, general and administrative expenses	11,530	—	830	—	12,360

Income (loss) from operations	4,234	—	(424)	433	4,243
Other expense:
Interest expense, net	5,018	—	9	—	5,027
Amortization of deferred financing costs	370	—	—	—	370
Other, net	24	—	—	—	24

Total other expense	5,412	—	9	—	5,421

Net income (loss)	$(1,178)	$—	$(433)	$433	$(1,178)

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$5,742	$—	$425	$—	$6,167
Cash flows provided by (used in) investing activities	(1,795)	—	(115)	292	(1,618)
Cash flows provided by (used in) financing activities	(10)	—	292	(292)	(10)
Effect of exchange rates on cash and cash equivalents	—	—	6	—	6

Net increase (decrease) in cash and cash equivalents	3,937	—	608	—	4,545
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185

Cash and cash equivalents, end of period	$28,242	$—	$488	$—	$28,730

For the Three Months Ended March 31, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$585	$—	$(2)	$—	$583
Cash flows provided by (used in) investing activities	(2,242)	—	(158)	360	(2,040)
Cash flows provided by (used in) financing activities	(2,618)	—	360	(360)	(2,618)
Effect of exchange rates on cash and cash equivalents	—	—	(38)	—	(38)

Net increase (decrease) in cash and cash equivalents	(4,275)	—	162	—	(4,113)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$24,430	$—	$114	$—	$24,544

(1)	Co-issuers

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

8.	Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”), which amends ASC 820, Fair Value Measurement. This ASU modifies the existing standard to include disclosure of all transfers between Level 1 and Level 2 asset and liability fair value categories. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The ASU requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption prohibited. The Company adopted ASU 2011-04 and it did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated financial statements except the addition of the section of Comprehensive Loss to the Statements of Operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. The Company adopted ASU 2011-08 and it did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-12 and it did not have a material impact on the Company’s consolidated financial statements.

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

Overview

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2011 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”) and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Norcraft and its subsidiaries.

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

During the three months ended March 31, 2012, we experienced some growth in sales, but we anticipate the balance of 2012 will be very challenging in the highly competitive cabinet industry where consumers are continuing to be cautious about big-ticket purchases. Margins continue to be impacted by various promotional sales programs intended to generate sales.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	73.6%	74.1%

Gross profit	26.4%	25.9%
Selling, general and administrative expenses	19.4%	19.3%

Income from operations	7.0%	6.6%
Interest expense, net	9.5%	7.8%
Amortization of deferred financing costs	1.2%	0.6%

Net loss	(3.7%)	(1.8%)

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net Sales. Net sales increased by $3.7 million, or 5.7%, from $64.2 million for the three months ended March 31, 2011 to $67.9 million for the same period of 2012. Over one-third of the growth was attributable to the Mid Continent division, over one-third to the UltraCraft division and nearly one-third to the Winnipeg, Canada facility while there was a smaller decrease in net sales in the StarMark division. The overall increase in sales was generally driven by an increase in the Company’s market share. Net sales to our largest customer were lower during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011.

Cost of Sales. Cost of sales increased by $2.4 million, or 5.0%, from $47.6 million for the three months ended March 31, 2011 to $50.0 million for same period of 2012. The increase was primarily attributable to the increased sales volume for the three months ended March 31, 2012. Cost of sales as a percentage of net sales decreased from 74.1% for the three months ended March 31, 2011 to 73.6% for the same period of 2012.

Gross Profit. Gross profit increased by $1.3 million, or 7.9%, from $16.6 million for the three months ended March 31, 2011 to $17.9 million for the same period of 2012. The increase in gross profit was due to the increase in net sales described above. Gross profit as a percentage of net sales increased from 25.9% for the three months ended March 31, 2011 to 26.4% for the same period of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.8 million, or 6.6%, from $12.4 million for the three months ended March 31, 2011 to $13.2 million for the same period of 2012. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 19.3% for the three months ended March 31, 2011 to 19.4% for the same period of 2012.

Income from Operations. Income from operations increased by $0.5 million, or 11.7%, from $4.2 million for the three months ended March 31, 2011 compared to $4.7 million for the same period of 2012. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 6.6% for the three months ended March 31, 2011 to 7.0% for the same period of 2012.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $1.8 million, or 33.9%, from $5.4 million for the three months ended March 31, 2011 to $7.2 million for the same period of 2012. Interest expense increased $1.5 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.4% for the three months ended March 31, 2011 to 10.7% for the same period of 2012.

Net Loss. Net loss increased by $1.3 million from $1.2 million for the three months ended March 31, 2011 compared to $2.5 million for the same period of 2012, for the reasons described above. Net loss as a percentage of net sales decreased from (1.8%) for the three months ended March 31, 2011 to (3.7%) for the same period of 2012.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities was $6.2 million for the three months ended March 31, 2012, compared with $0.6 million for the same period of 2011, an increase in cash provided of $5.6 million. The increase was primarily due to a change in operating liabilities of $4.5 million and a change in operating assets of $2.0 million offset by an increase in net loss of $1.3 million as discussed above.

Cash used in investing activities was $1.6 million for the three months ended March 31, 2012, compared with $2.0 million for the same period of 2011, a decrease in cash used of $0.4 million. Additions to display cabinets were $1.1 million for the three months ended March 31, 2012, compared with $1.3 million for the same period of 2011, a decrease of $0.2 million. Capital expenditures were $0.5 million for the three months ended March 31, 2012, compared with $0.7 million for the same period of 2011, a decrease of $0.2 million.

Cash used in financing activities was minimal for the three months ended March 31, 2012, compared with $2.6 million in the same period of 2011, a decrease in cash used of $2.6 million. This decrease was due to $2.6 million less in distributions to member during the three months ended March 31, 2012 compared to the same period of 2011.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility, pursuant to a credit agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2012, the borrowing base was approximately $19.1 million.

In May, 2011, the ABL credit agreement was modified and now has a maturity of September 2015.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (1) selling assets, (2) altering the business that Norcraft currently conducts, (3) engaging in mergers, acquisitions and other business combinations, (4) declaring dividends or redeeming or repurchasing our equity interests, (5) incurring additional debt or guarantees, (6) making loans and investments, (7) incurring liens, (8) entering into transactions with affiliates, (9) engaging in sale and leaseback transactions and (10) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2012, the Company was in compliance with these provisions.

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

As of March 31, 2012, there were no borrowings outstanding, approximately $4.5 million in a letter of credit outstanding and unused commitments of $14.6 million under the ABL facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2012, Norcraft was in compliance with these provisions.

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

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was a $10.0 thousand tax distribution during the three months ended March 31, 2012.

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

Critical Accounting Polices

In our Annual Report on Form 10-K for the year ended December 31, 2011, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

Item 3.	Quantitative and Qualitative Disclosures of Market Risk

We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2012, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 9% of our sales during the three months ended March 31, 2012 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows.

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

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: May 15, 2012	Date: May 15, 2012
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer