Form 10-Q
period 2012-06-30
NORCRAFT COMPANIES LP
filed 2012-08-14
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.

Consolidated Balance Sheets

(dollar amounts in thousands)

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$22,516	$24,185
Trade accounts receivable, net	24,813	20,092
Inventories	20,363	17,503
Prepaid and other current assets	1,743	1,835

Total current assets	69,435	63,615

Non-current assets:
Property, plant and equipment, net	26,480	27,434
Goodwill	88,477	88,479
Intangible assets, net	73,941	77,732
Display cabinets, net	6,087	5,842
Other assets	413	568

Total non-current assets	195,398	200,055

Total assets	$264,833	$263,670

LIABILITIES AND MEMBER’S EQUITY
Current liabilities:
Accounts payable	$9,428	$6,566
Accrued expenses	15,100	13,775

Total current liabilities	24,528	20,341

Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	147	166
Other liabilities	116	108

Total non-current liabilities	240,263	240,274

Total liabilities	264,791	260,615

Commitments and contingencies	—	—

Member’s equity:
Member’s equity (deficit)	(1,307)	1,646
Accumulated other comprehensive income	1,349	1,409

Total member’s equity	42	3,055

Total liabilities and member’s equity	$264,833	$263,670

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statements of Comprehensive Income (Loss)

(dollar amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$75,825	$75,037	$143,687	$139,225
Cost of sales	55,377	53,823	105,319	101,408

Gross profit	20,448	21,214	38,368	37,817
Selling, general and administrative expenses	13,701	13,470	26,880	25,830

Income from operations	6,747	7,744	11,488	11,987
Interest expense, net	6,461	5,628	12,911	10,655
Amortization of deferred financing costs	780	501	1,560	871
Other expense, net	24	28	51	52

Total other expense	7,265	6,157	14,522	11,578

Net income (loss)	(518)	1,587	(3,034)	409
Other comprehensive income (loss):
Foreign currency translation adjustment	(283)	(78)	(60)	184

Total other comprehensive income (loss)	(283)	(78)	(60)	184

Comprehensive income (loss)	$(801)	$1,509	$(3,094)	$593

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity

(dollar amounts in thousands)

(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity
Member’s equity at January 1, 2012	$1,646	$1,409	$3,055

Stock compensation expense	91		91

Distributions to member	(10)		(10)

Foreign currency translation adjustment		(60)	(60)

Net loss	(3,034)		(3,034)

Member’s equity (deficit) at June 30, 2012	$(1,307)	$1,349	$42

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(3,034)	$409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,367	2,557
Amortization:
Customer relationships	2,233	2,234
Deferred financing costs	1,560	871
Display cabinets	2,059	1,962
Discount amortization/accreted interest	(19)	200
Provision for uncollectible accounts receivable	149	50
Provision for obsolete and excess inventories	221	16
Provision for warranty claims	1,615	1,392
Stock compensation expense	91	90
(Gain) loss on disposal of assets	(3)	2
Change in operating assets and liabilities:
Trade accounts receivable	(4,883)	(6,447)
Inventories	(3,091)	(2,087)
Prepaid expenses	91	(140)
Other assets	155	85
Accounts payable and accrued expenses	2,596	272

Net cash provided by operating activities	2,107	1,466

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	4
Purchase of property, plant and equipment	(1,438)	(1,337)
Additions to display cabinets	(2,304)	(2,530)

Net cash used in investing activities	(3,737)	(3,863)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	—	62,400
Payment of financing costs	(2)	(7,936)
Proceeds from issuance of member interests	—	90
Distributions to member	(10)	(58,015)

Net cash used in financing activities	(12)	(3,461)

Effect of exchange rates on cash and cash equivalents	(27)	(46)

Net decrease in cash and cash equivalents	(1,669)	(5,904)
Cash and cash equivalents, beginning of the period	24,185	28,657

Cash and cash equivalents, end of period	$22,516	$22,753

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2012 and 2011 and for the three and six months ended June 30, 2012 and 2011 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	June 30,	December 31,
	2012	2011
Trade accounts receivable	$25,684	$20,949
Less: allowance for uncollectible accounts	(871)	(857)

Trade accounts receivable, net	$24,813	$20,092

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2012	2011
Raw materials and supplies	$16,173	$14,920
Work in process	2,392	2,110
Finished goods	4,919	3,394
Inventory adjustments	(3,121)	(2,921)

	$20,363	$17,503

4.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2012
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,477			$88,477

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(38,835)	28,165
Deferred financing costs		16,122	(5,446)	10,676

	$35,100	$83,122	$(44,281)	$73,941

	December 31, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(36,602)	30,398
Deferred financing costs		16,120	(3,886)	12,234

	$35,100	$83,120	$(40,488)	$77,732

There were no events or circumstances during the three or six months ended June 30, 2012 to indicate that the assets not subject to amortization should be evaluated for potential impairment.

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2012	2011
Salaries, wages and employee benefits	$6,772	$5,750
Other, including product warranty accruals	3,152	2,783
Commissions, rebates and marketing programs	2,714	2,496
Workers’ compensation	1,342	1,567
Interest	1,120	1,179

	$15,100	$13,775

Product warranty accrual activity is as follows:

	June 30,	June 30,
	2012	2011
Beginning balance – December 31	$732	$781
Accruals for warranties	1,615	1,392
Claims paid	(1,557)	(1,423)

Ending balance – June 30	$790	$750

6.	Stock-Based Compensation

The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company.

Under the terms of the Plan, the Class D units vest with time-based vesting over a three year period. Upon vesting, each Class D unit entitles the unit holder the option to purchase a Class A unit in Holdings. All Class D units are issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company did not grant any incentive Class D units during the three or six months ended June 30, 2012.

Compensation expense related to Class D units was $0.05 million and $0.09 million for the three and six months ended June 30, 2011 and 2012, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended June 30, 2012
	Units	Weighted- Average Exercise Price
Beginning balance	6,886,577	$0.26
Granted	—
Forfeited/expired	—

Ending balance	6,886,577	$0.26

Exercisable	5,533,699	$0.24

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2012 were each $0.7 million.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000

Long term debt	$240,000	$240,000

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of June 30, 2012, the borrowing base was approximately $20.6 million.

In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of June 30, 2012, the Company was in compliance with these provisions.

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

As of June 30, 2012, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $16.1 million under the ABL Facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes

In December 2009, Norcraft and Norcraft Finance Corp., a wholly owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of its 9 3/4% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9 3/4% senior discount notes due 2012 and to pay related transaction and financing costs.

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

Prior to December 15, 2012, Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to all of the principal amount plus a make-whole premium plus accrued interest.

Norcraft may redeem the senior secured second lien notes, in whole or in part, at any time on or after December 15, 2012, at a redemption price equal to all of the principal amount of the senior secured second lien notes plus a premium declining ratably to par plus accrued interest.

If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2012, Norcraft was in compliance with these provisions.

The following represents certain condensed consolidating financial information as of June 30, 2012 and December 31, 2011 and for the periods ended June 30, 2012 and 2011 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$63,081	$—	$6,354	$—	$69,435
Property, plant & equipment, net	20,616	—	5,864	—	26,480
Investments in subsidiary	(1,606)	—	—	1,606	—
Other assets	180,609	—	291	(11,982)	168,918

Total assets	$262,700	$—	$12,509	$(10,376)	$264,833

Current liabilities	$22,395	$—	$2,133	$—	$24,528
Long-term debt	240,000	—	11,982	(11,982)	240,000
Unamortized premium on bonds payable	147	—	—	—	147
Other liabilities	116	—	—	—	116
Member’s equity (deficit)	42	—	(1,606)	1,606	42

Total liabilities & member’s equity (deficit)	$262,700	$—	$12,509	$(10,376)	$264,833

As of December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$57,816	$—	$5,799	$—	$63,615
Property, plant & equipment, net	21,312	—	6,122	—	27,434
Investments in subsidiary	(928)	—	—	928	—
Other assets	183,768	—	293	(11,440)	172,621

Total assets	$261,968	$—	$12,214	$(10,512)	$263,670

Current liabilities	$18,639	$—	$1,702	$—	$20,341
Long-term debt	240,000	—	11,440	(11,440)	240,000
Unamortized premium on bonds payable	166	—	—	—	166
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	3,055	—	(928)	928	3,055

Total liabilities & member’s equity (deficit)	$261,968	$—	$12,214	$(10,512)	$263,670

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$71,216	$—	$5,820	$(1,211)	$75,825
Cost of sales	51,571	—	5,017	(1,211)	55,377

Gross profit	19,645	—	803	—	20,448
Equity in earnings (losses) of subsidiary	(332)	—	—	332	—
Selling, general and administrative expenses	12,588	—	1,113	—	13,701

Income (loss) from operations	6,725	—	(310)	332	6,747
Interest expense, net	6,439	—	22	—	6,461
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	24	—	—	—	24

Total other expense	7,243	—	22	—	7,265

Net income (loss)	(518)	—	(332)	332	(518)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(283)	—	(283)

Total other comprehensive income (loss)	—	—	(283)	—	(283)

Comprehensive income (loss)	$(518)	$—	$(615)	$332	$(801)

For the Three Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$70,992	$—	$5,162	$(1,117)	$75,037
Cost of sales	50,528	—	4,412	(1,117)	53,823

Gross profit	20,464	—	750	—	21,214
Equity in earnings (losses) of subsidiary	(242)	—	—	242	—
Selling, general and administrative expenses	12,501	—	969	—	13,470

Income (loss) from operations	7,721	—	(219)	242	7,744
Interest expense, net	5,609	—	19	—	5,628
Amortization of deferred financing costs	501	—	—	—	501
Other expense, net	24	—	4	—	28

Total other expense	6,134	—	23	—	6,157

Net income (loss)	1,587	—	(242)	242	1,587

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(78)	—	(78)

Total other comprehensive income (loss)	—	—	(78)	—	(78)

Comprehensive income (loss)	$1,587	$—	$(320)	$242	$1,509

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$134,246	$—	$11,757	$(2,316)	$143,687
Cost of sales	97,414	—	10,221	(2,316)	105,319

Gross profit	36,832	—	1,536	—	38,368
Equity in earnings (losses) of subsidiary	(618)	—	—	618	—
Selling, general and administrative expenses	24,771	—	2,109	—	26,880

Income (loss) from operations	11,443	—	(573)	618	11,488
Interest expense, net	12,869	—	42	—	12,911
Amortization of deferred financing costs	1,560	—	—	—	1,560
Other expense, net	48	—	3	—	51

Total other expense	14,477	—	45	—	14,522

Net income (loss)	(3,034)	—	(618)	618	(3,034)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(60)	—	(60)

Total other comprehensive income (loss)	—	—	(60)	—	(60)

Comprehensive income (loss)	$(3,034)	$—	$(678)	$618	$(3,094)

For the Six Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$131,489	$—	$9,611	$(1,875)	$139,225
Cost of sales	94,828	—	8,455	(1,875)	101,408

Gross profit	36,661	—	1,156	—	37,817
Equity in earnings (losses) of subsidiary	(675)	—	—	675	—
Selling, general and administrative expenses	24,031	—	1,799	—	25,830

Income (loss) from operations	11,955	—	(643)	675	11,987
Interest expense, net	10,627	—	28	—	10,655
Amortization of deferred financing costs	871	—	—	—	871
Other expense, net	48	—	4	—	52

Total other expense	11,546	—	32	—	11,578

Net income (loss)	409	—	(675)	675	409

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	184	—	184

Total other comprehensive income (loss)	—	—	184	—	184

Comprehensive income (loss)	$409	$—	$(491)	$675	$593

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$1,527	$—	$580	$—	$2,107
Cash flows provided by (used in) investing activities	(3,990)	—	(289)	542	(3,737)
Cash flows provided by (used in) financing activities	(12)	—	542	(542)	(12)
Effect of exchange rates on cash and cash equivalents	—	—	(27)	—	(27)

Net increase (decrease) in cash and cash equivalents	(2,475)	—	806	—	(1,669)
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185

Cash and cash equivalents, end of period	$21,830	$—	$686	$—	$22,516

For the Six Months Ended June 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$1,509	$—	$(43)	$—	$1,466
Cash flows provided by (used in) investing activities	(4,310)	—	(347)	794	(3,863)
Cash flows provided by (used in) financing activities	(3,461)	—	794	(794)	(3,461)
Effect of exchange rates on cash and cash equivalents	—	—	(46)	—	(46)

Net increase (decrease) in cash and cash equivalents	(6,262)	—	358	—	(5,904)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$22,443	$—	$310	$—	$22,753

(1)	Co-issuers

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the near term. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-12 and it did not have a material impact on the Company’s consolidated financial statements.

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

These forward looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward looking statements are reasonable, we do not know whether our expectations will prove correct. Such expectations can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.

Because of these factors, we caution that investors should not place undue reliance on any of our forward looking statements. Further, any forward looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

During the three and six months ended June 30, 2012, we experienced modest sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies. We expect the competitive and challenging market conditions to persist through 2012. Margins continue to be impacted by various promotional sales programs intended to generate sales.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0%	71.7%	73.3%	72.8%

Gross profit	27.0%	28.3%	26.7%	27.2%
Selling, general and administrative expenses	18.1%	18.0%	18.7%	18.6%

Income from operations	8.9%	10.3%	8.0%	8.6%
Interest expense, net	8.5%	7.5%	9.0%	7.7%
Amortization of deferred financing costs	1.1%	0.7%	1.1%	0.6%

Net income (loss)	(0.7%)	2.1%	(2.1%)	0.3%

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net Sales. Net sales increased by $0.8 million, or 1.1%, from $75.0 million for the three months ended June 30, 2011 to $75.8 million for the same period of 2012. Growth was attributable to the UltraCraft division, the Mid Continent division and the Winnipeg, Canada facility offset by a decrease in net sales in the StarMark division. The overall increase in sales was generally driven by an increase in the Company’s market share. Net sales to our largest customer were lower during the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011.

Cost of Sales. Cost of sales increased by $1.6 million, or 2.9%, from $53.8 million for the three months ended June 30, 2011 to $55.4 million for same period of 2012. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the three months ended June 30, 2012. Cost of sales as a percentage of net sales increased from 71.7% for the three months ended June 30, 2011 to 73.0% for the same period of 2012.

Gross Profit. Gross profit decreased by $0.8 million, or 3.6%, from $21.2 million for the three months ended June 30, 2011 to $20.4 million for the same period of 2012. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 28.3% for the three months ended June 30, 2011 to 27.0% for the same period of 2012.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.2 million, or 1.7%, from $13.5 million for the three months ended June 30, 2011 to $13.7 million for the same period of 2012. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 18.0% for the three months ended June 30, 2011 to 18.1% for the same period of 2012.

Income from Operations. Income from operations decreased by $1.0 million, or 12.9%, from $7.7 million for the three months ended June 30, 2011 compared to $6.7 million for the same period of 2012. The decrease in income from operations was a result of the factors described above. Income from operations as a percentage of net sales decreased from 10.3% for the three months ended June 30, 2011 to 8.9% for the same period of 2012.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $1.1 million, or 18.0%, from $6.1 million for the three months ended June 30, 2011 to $7.2 million for the same period of 2012. Interest expense increased $0.8 million and amortization of deferred financing costs increased $0.3 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.2% for the three months ended June 30, 2011 to 9.6% for the same period of 2012.

Net Income (Loss). Net income (loss) decreased by $2.1 million from $1.6 million of net income for the three months ended June 30, 2011 compared to $0.5 million of net loss for the same period of 2012, for the reasons described above. Net income (loss) as a percentage of net sales decreased from 2.1% for the three months ended June 30, 2011 to (0.7%) for the same period of 2012.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net Sales. Net sales increased by $4.5 million, or 3.2%, from $139.2 million for the six months ended June 30, 2011 to $143.7 million for the same period of 2012. Growth was attributable to the UltraCraft division, the Mid Continent division and the Winnipeg, Canada facility offset by a decrease in net sales in the StarMark division. The overall increase in sales was generally driven by an increase in the Company’s market share. Net sales to our largest customer were lower during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Cost of Sales. Cost of sales increased by $3.9 million, or 3.9%, from $101.4 million for the six months ended June 30, 2011 to $105.3 million for same period of 2012. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the six months ended June 30, 2012. Cost of sales as a percentage of net sales increased from 72.8% for the six months ended June 30, 2011 to 73.3% for the same period of 2012.

Gross Profit. Gross profit increased by $0.6 million, or 1.5%, from $37.8 million for the six months ended June 30, 2011 to $38.4 million for the same period of 2012. The increase in gross profit was due to the increase in net sales described above. Gross profit as a percentage of net sales decreased from 27.2% for the six months ended June 30, 2011 to 26.7% for the same period of 2012. This decrease was largely the result of the costs associated with the promotional sales programs intended to generate additional sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million, or 4.1%, from $25.8 million for the six months ended June 30, 2011 to $26.9 million for the same period of 2012. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 18.6% for the six months ended June 30, 2011 to 18.7% for the same period of 2012.

Income from Operations. Income from operations decreased by $0.5 million, or 4.2%, from $12.0 million for the six months ended June 30, 2011 compared to $11.5 million for the same period of 2012. The decrease in income from operations was a result of the factors described above. Income from operations as a percentage of net sales decreased from 8.6% for the six months ended June 30, 2011 to 8.0% for the same period of 2012.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $2.9 million, or 25.4%, from $11.6 million for the six months ended June 30, 2011 to $14.5 million for the same period of 2012. Interest expense increased $2.2 million and amortization of deferred financing costs increased $0.7 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 8.3% for the six months ended June 30, 2011 to 10.1% for the same period of 2012.

Net Income (Loss). Net income (loss) decreased by $3.4 million from $0.4 million of net income for the six months ended June 30, 2011 compared to $3.0 million of net loss for the same period of 2012, for the reasons described above. Net income (loss) as a percentage of net sales decreased from 0.3% for the six months ended June 30, 2011 to (2.1%) for the same period of 2012.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities was $2.1 million for the six months ended June 30, 2012, compared with $1.5 million for the same period of 2011, an increase in cash provided of $0.6 million. The increase was primarily due to a change in operating liabilities of $2.3 million, a change in operating assets of $0.9 million and a change in amortization of $0.8 million offset by a decrease in net income (loss) of $3.4 million as discussed above.

Cash used in investing activities was $3.7 million for the six months ended June 30, 2012, compared with $3.9 million for the same period of 2011, a decrease in cash used of $0.2 million. Additions to display cabinets were $2.3 million for the six months ended June 30, 2012, compared with $2.5 million for the same period of 2011, a decrease of $0.2 million. Capital expenditures were flat at $1.4 million for the six months ended June 30, 2012 and 2011.

Cash used in financing activities was minimal for the six months ended June 30, 2012, compared with $3.5 million in the same period of 2011, a decrease in cash used of $3.5 million. This decrease was due to $58.0 million of distributions to members and payment in financing costs of $7.9 million during the six months ended June 30, 2011. This was all offset by $62.4 million ($60.0 million aggregate principal amount at 1.04 premium) in additional borrowings of senior secured second lien notes during the six months ended June 30, 2011.

We anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the near term. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility, pursuant to a credit agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of June 30, 2012, the borrowing base was approximately $20.6 million.

In May, 2011, the ABL credit agreement was modified and now has a maturity of September 2015.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of June 30, 2012, the Company was in compliance with these provisions.

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

As of June 30, 2012, there were no borrowings outstanding, approximately $4.5 million in a letter of credit outstanding and unused commitments of $16.1 million under the ABL facility.

The Company has no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a wholly owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10 1/2% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10 1/2% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Norcraft Holdings, L.P. (“Holdings”) which allowed Holdings to repurchase a portion of its 9 3/4% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9 3/4% senior discount notes due 2012 and to pay related transaction and financing costs.

At any time before December 15, 2012, Norcraft may redeem up to 35% of the aggregate principal amount of the senior secured second lien notes issued under the indenture with the proceeds of qualified equity offerings at a redemption price equal to 110.5% of the principal amount, plus accrued interest.

Prior to December 15, 2012, Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to all of the principal amount plus a make-whole premium plus accrued interest.

Norcraft may redeem the senior secured second lien notes, in whole or in part, at any time on or after December 15, 2012, at a redemption price equal to all of the principal amount of the senior secured second lien notes plus a premium declining ratably to par plus accrued interest.

If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of June 30, 2012, Norcraft was in compliance with these provisions.

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

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was a $10,000 tax distribution during the six months ended June 30, 2012.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2012, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 8% of our sales during the six months ended June 30, 2012 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: August 14, 2012	Date: August 14, 2012
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer