Form 10-Q
period 2012-09-30
NORCRAFT COMPANIES LP
filed 2012-11-14
CIK 1288248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.

Consolidated Balance Sheets

(dollar amounts in thousands)

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,747	$24,185
Trade accounts receivable, net	23,825	20,092
Inventories	20,345	17,503
Prepaid and other current assets	1,474	1,835

Total current assets	74,391	63,615

Non-current assets:
Property, plant and equipment, net	26,502	27,434
Goodwill	88,490	88,479
Intangible assets, net	72,045	77,732
Display cabinets, net	6,188	5,842
Other assets	301	568

Total non-current assets	193,526	200,055

Total assets	$267,917	$263,670

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,025	$6,566
Accrued expenses	20,592	13,775

Total current liabilities	29,617	20,341

Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	137	166
Other liabilities	118	108

Total non-current liabilities	240,255	240,274

Total liabilities	269,872	260,615

Commitments and contingencies	—	—

Member’s equity (deficit):
Member’s equity (deficit)	(3,804)	1,646
Accumulated other comprehensive income	1,849	1,409

Total member’s equity (deficit)	(1,955)	3,055

Total liabilities and member’s equity (deficit)	$267,917	$263,670

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statements of Comprehensive Loss

(dollar amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$73,863	$67,718	$217,550	$206,943
Cost of sales	55,360	48,815	160,679	150,223

Gross profit	18,503	18,903	56,871	56,720
Selling, general and administrative expenses	13,849	12,313	40,729	38,143

Income from operations	4,654	6,590	16,142	18,577

Interest expense, net	6,461	6,451	19,372	17,106
Amortization of deferred financing costs	780	795	2,340	1,666
Other expense, net	10	51	61	103

Total other expense	7,251	7,297	21,773	18,875

Net loss	(2,597)	(707)	(5,631)	(298)
Other comprehensive income (loss):
Foreign currency translation adjustment	500	(566)	440	(382)

Total other comprehensive income (loss)	500	(566)	440	(382)

Comprehensive loss	$(2,097)	$(1,273)	$(5,191)	$(680)

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Changes in Member’s Equity (Deficit)

(dollar amounts in thousands)

(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income	Total Member’s Equity (Deficit)

Member’s equity at January 1, 2012	$1,646	$1,409	$3,055

Issuance of member’s interest	50		50

Stock compensation expense	141		141

Distributions to member	(10)		(10)

Foreign currency translation adjustment		440	440

Net loss	(5,631)		(5,631)

Member’s equity (deficit) at September 30, 2012	$(3,804)	$1,849	$(1,955)

See notes to consolidated financial statements.

Norcraft Companies, L.P.

Consolidated Statement of Cash Flows

(dollar amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,631)	$(298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,562	3,774
Amortization:
Customer relationships	3,350	3,350
Deferred financing costs	2,340	1,666
Display cabinets	3,053	2,888
Discount amortization/accreted interest	(29)	190
Provision for uncollectible accounts receivable	186	69
Provision for obsolete and excess inventories	(47)	32
Provision for warranty claims	2,419	2,284
Stock compensation expense	141	136
Gain on disposal of assets	(3)	—
Change in operating assets and liabilities:
Trade accounts receivable	(3,766)	(6,113)
Inventories	(2,722)	(1,444)
Prepaid expenses	363	369
Other assets	268	162
Accounts payable and accrued expenses	6,796	3,471

Net cash provided by operating activities	10,280	10,536

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	6
Purchase of property, plant and equipment	(2,387)	(1,720)
Additions to display cabinets	(3,399)	(3,707)

Net cash used in investing activities	(5,781)	(5,421)

Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	—	62,400
Payment of financing costs	(3)	(8,159)
Proceeds from issuance of member interests	50	89
Distributions to member	(10)	(58,015)

Net cash provided by (used in) financing activities	37	(3,685)

Effect of exchange rates on cash and cash equivalents	26	(112)

Net increase in cash and cash equivalents	4,562	1,318
Cash and cash equivalents, beginning of the period	24,185	28,657

Cash and cash equivalents, end of period	$28,747	$29,975

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2012 and 2011 and for the three and nine months ended September 30, 2012 and 2011 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable

Trade accounts receivable consists of the following:

	September 30,	December 31,
	2012	2011
Trade accounts receivable	$24,538	$20,949
Less: allowance for uncollectible accounts	(713)	(857)

Trade accounts receivable, net	$23,825	$20,092

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2012	2011
Raw materials and supplies	$15,436	$14,920
Work in process	2,384	2,110
Finished goods	5,380	3,394
Excess and obsolete reserve	(2,855)	(2,921)

	$20,345	$17,503

4.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2012
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,490			$88,490

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(39,952)	27,048
Deferred financing costs		16,123	(6,226)	9,897

	$35,100	$83,123	$(46,178)	$72,045

	December 31, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(36,602)	30,398
Deferred financing costs		16,120	(3,886)	12,234

	$35,100	$83,120	$(40,488)	$77,732

There were no events or circumstances during the three or nine months ended September 30, 2012 to indicate that the assets not subject to amortization should be evaluated for potential impairment.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2012	2011
Interest	$7,476	$1,179
Salaries, wages and employee benefits	5,668	5,750
Commissions, rebates and marketing programs	3,031	2,496
Other, including product warranty accruals	2,978	2,783
Workers’ compensation	1,439	1,567

	$20,592	$13,775

Product warranty accrual activity is as follows:

	September 30,	September 30,
	2012	2011
Beginning balance – December 31	$732	$781
Accruals for warranties	2,419	2,284
Claims paid	(2,339)	(2,309)

Ending balance – September 30	$812	$756

6.	Stock-Based Compensation

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

The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 100,000 incentive Class D units during the three and nine months ended September 30, 2012.

Compensation expense related to Class D units was $0.05 million and $0.14 million for the three and nine months ended September 30, 2011 and 2012, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended September 30, 2012
	Units	Weighted- Average Exercise Price
Beginning balance	6,886,577	$0.26
Granted	100,000	$0.34
Forfeited/expired	(50,000)	$0.39

Ending balance	6,936,577	$0.26

Exercisable	5,517,032	$0.24

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2012 were each $0.6 million.

The Plan will terminate in December 2015.

7.	Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000

Long term debt	$240,000	$240,000

ABL Facility

In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of September 30, 2012, the borrowing base was approximately $20.1 million.

In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.

The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of September 30, 2012, the Company was in compliance with these provisions.

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

As of September 30, 2012, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $15.6 million under the ABL Facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2012, Norcraft was in compliance with these provisions.

The following represents certain condensed consolidating financial information as of September 30, 2012 and December 31, 2011 and for the periods ended September 30, 2012 and 2011 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$68,177	$—	$6,214	$—	$74,391
Property, plant & equipment, net	20,385	—	6,117	—	26,502
Investments in subsidiary	(1,283)	—	—	1,283	—
Other assets	178,790	—	305	(12,071)	167,024

Total assets	$266,069	$—	$12,636	$(10,788)	$267,917

Current liabilities	$27,769	$—	$1,848	$—	$29,617
Long-term debt	240,000	—	12,071	(12,071)	240,000
Unamortized premium on bonds payable	137	—	—	—	137
Other liabilities	118	—	—	—	118
Member’s equity (deficit)	(1,955)	—	(1,283)	1,283	(1,955)

Total liabilities & member’s equity (deficit)	$266,069	$—	$12,636	$(10,788)	$267,917

As of December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$57,816	$—	$5,799	$—	$63,615
Property, plant & equipment, net	21,312	—	6,122	—	27,434
Investments in subsidiary	(928)	—	—	928	—
Other assets	183,768	—	293	(11,440)	172,621

Total assets	$261,968	$—	$12,214	$(10,512)	$263,670

Current liabilities	$18,639	$—	$1,702	$—	$20,341
Long-term debt	240,000	—	11,440	(11,440)	240,000
Unamortized premium on bonds payable	166	—	—	—	166
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	3,055	—	(928)	928	3,055

Total liabilities & member’s equity (deficit)	$261,968	$—	$12,214	$(10,512)	$263,670

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$68,763	$—	$6,485	$(1,385)	$73,863
Cost of sales	51,193	—	5,552	(1,385)	55,360

Gross profit	17,570	—	933	—	18,503
Equity in earnings (losses) of subsidiary	(177)	—	—	177	—
Selling, general and administrative expenses	12,773	—	1,076	—	13,849

Income (loss) from operations	4,620	—	(143)	177	4,654

Interest expense, net	6,432	—	29	—	6,461
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	5	—	5	—	10

Total other expense	7,217	—	34	—	7,251

Net income (loss)	(2,597)	—	(177)	177	(2,597)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	500	—	500

Total other comprehensive income (loss)	—	—	500	—	500

Comprehensive income (loss)	$(2,597)	$—	$323	$177	$(2,097)

For the Three Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$62,735	$—	$6,102	$(1,119)	$67,718
Cost of sales	44,808	—	5,126	(1,119)	48,815

Gross profit	17,927	—	976	—	18,903
Equity in earnings (losses) of subsidiary	116	—	—	(116)	—
Selling, general and administrative expenses	11,470	—	843	—	12,313

Income (loss) from operations	6,573	—	133	(116)	6,590

Interest expense, net	6,429	—	22	—	6,451
Amortization of deferred financing costs	795	—	—	—	795
Other expense, net	56	—	(5)	—	51

Total other expense	7,280	—	17	—	7,297

Net income (loss)	(707)	—	116	(116)	(707)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(566)	—	(566)

Total other comprehensive income (loss)	—	—	(566)	—	(566)

Comprehensive income (loss)	$(707)	$—	$(450)	$(116)	$(1,273)

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$203,009	$—	$18,242	$(3,701)	$217,550
Cost of sales	148,607	—	15,773	(3,701)	160,679

Gross profit	54,402	—	2,469	—	56,871
Equity in earnings (losses) of subsidiary	(795)	—	—	795	—
Selling, general and administrative expenses	37,544	—	3,185	—	40,729

Income (loss) from operations	16,063	—	(716)	795	16,142

Interest expense, net	19,301	—	71	—	19,372
Amortization of deferred financing costs	2,340	—	—	—	2,340
Other expense, net	53	—	8	—	61

Total other expense	21,694	—	79	—	21,773

Net income (loss)	(5,631)	—	(795)	795	(5,631)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	440	—	440

Total other comprehensive income (loss)	—	—	440	—	440

Comprehensive income (loss)	$(5,631)	$—	$(355)	$795	$(5,191)

For the Nine Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$194,224	$—	$15,713	$(2,994)	$206,943
Cost of sales	139,636	—	13,581	(2,994)	150,223

Gross profit	54,588	—	2,132	—	56,720
Equity in earnings (losses) of subsidiary	(559)	—	—	559	—
Selling, general and administrative expenses	35,501	—	2,642	—	38,143

Income (loss) from operations	18,528	—	(510)	559	18,577

Interest expense, net	17,056	—	50	—	17,106
Amortization of deferred financing costs	1,666	—	—	—	1,666
Other expense, net	104	—	(1)	—	103

Total other expense	18,826	—	49	—	18,875

Net income (loss)	(298)	—	(559)	559	(298)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(382)	—	(382)

Total other comprehensive income (loss)	—	—	(382)	—	(382)

Comprehensive income (loss)	$(298)	$—	$(941)	$559	$(680)

(1)	Co-issuers

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$9,585	$—	$695	$—	$10,280
Cash flows provided by (used in) investing activities	(5,869)	—	(543)	631	(5,781)
Cash flows provided by (used in) financing activities	37	—	631	(631)	37
Effect of exchange rates on cash and cash equivalents	—	—	26	—	26

Net increase (decrease) in cash and cash equivalents	3,753	—	809	—	4,562
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185

Cash and cash equivalents, end of period	$28,058	$—	$689	$—	$28,747

For the Nine Months Ended September 30, 2011 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$10,370	$—	$166	$—	$10,536
Cash flows provided by (used in) investing activities	(5,933)	—	(356)	868	(5,421)
Cash flows provided by (used in) financing activities	(3,685)	—	868	(868)	(3,685)
Effect of exchange rates on cash and cash equivalents	—	—	(112)	—	(112)

Net increase (decrease) in cash and cash equivalents	752	—	566	—	1,318
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657

Cash and cash equivalents, end of period	$29,457	$—	$518	$—	$29,975

(1)	Co-issuers

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

8.	Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated financial statements.

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

In July of 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2012, we experienced sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies. However, conditions within our industry continue to be extremely competitive, and margins were negatively impacted. We expect these challenging market conditions to persist through 2012 and into 2013.

Results of Operations

The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	72.1%	73.9%	72.6%

Gross profit	25.0%	27.9%	26.1%	27.4%
Selling, general and administrative expenses	18.7%	18.2%	18.7%	18.4%

Income from operations	6.3%	9.7%	7.4%	9.0%
Interest expense, net	8.7%	9.5%	8.9%	8.3%
Amortization of deferred financing costs	1.1%	1.2%	1.1%	0.8%
Other, net	—%	0.1%	—%	—%

Net loss	(3.5%)	(1.1%)	(2.6%)	(0.1%)

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Net Sales. Net sales increased by $6.2 million, or 9.1%, from $67.7 million for the three months ended September 30, 2011 to $73.9 million for the same period of 2012. The increase in sales was attributable to increases in sales in all of our divisions, with Mid Continent making up over half, UltraCraft making up over a quarter and StarMark and the Winnipeg, Canada facility making up the remainder. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company’s market share. Net sales to our largest customer were lower during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

Cost of Sales. Cost of sales increased by $6.6 million, or 13.4%, from $48.8 million for the three months ended September 30, 2011 to $55.4 million for same period of 2012. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the three months ended September 30, 2012. Cost of sales as a percentage of net sales increased from 72.1% for the three months ended September 30, 2011 to 75.0% for the same period of 2012.

Gross Profit. Gross profit decreased by $0.4 million, or 2.1%, from $18.9 million for the three months ended September 30, 2011 to $18.5 million for the same period of 2012. The decrease in gross profit was due to the increased cost of sales described above. Gross profit as a percentage of net sales decreased from 27.9% for the three months ended September 30, 2011 to 25.0% for the same period of 2012. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions done in response to the extremely competitive conditions in our industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 12.5%, from $12.3 million for the three months ended September 30, 2011 to $13.8 million for the same period of 2012. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 18.2% for the three months ended September 30, 2011 to 18.7% for the same period of 2012.

Income from Operations. Income from operations decreased by $1.9 million, or 29.4%, from $6.6 million for the three months ended September 30, 2011 compared to $4.7 million for the same period of 2012. The decrease in income from operations was a result of the factors described above. Income from operations as a percentage of net sales decreased from 9.7% for the three months ended September 30, 2011 to 6.3% for the same period of 2012.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses were flat at $7.3 million for the three months ended September 30, 2011 and 2012. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 10.8% for the three months ended September 30, 2011 to 9.8% for the same period of 2012.

Net Loss. Net loss increased by $1.9 million from $0.7 million for the three months ended September 30, 2011 compared to $2.6 million for the same period of 2012, for the reasons described above. Net loss as a percentage of net sales increased from (1.1%) for the three months ended September 30, 2011 to (3.5%) for the same period of 2012.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Net Sales. Net sales increased by $10.7 million, or 5.1%, from $206.9 million for the nine months ended September 30, 2011 to $217.6 million for the same period of 2012. The increase in sales was attributable to increases in sales in Mid Continent making up just over half, UltraCraft making up nearly half and the Winnipeg, Canada facility making a small increase which was offset by a decrease in StarMark. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company’s market share. Net sales to our largest customer were lower during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Cost of Sales. Cost of sales increased by $10.5 million, or 7.0%, from $150.2 million for the nine months ended September 30, 2011 to $160.7 million for same period of 2012. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the nine months ended September 30, 2012. Cost of sales as a percentage of net sales increased from 72.6% for the nine months ended September 30, 2011 to 73.9% for the same period of 2012.

Gross Profit. Gross profit increased by $0.2 million, or 0.3%, from $56.7 million for the nine months ended September 30, 2011 to $56.9 million for the same period of 2012. The increase in gross profit was due to the increase in net sales described above. Gross profit as a percentage of net sales decreased from 27.4% for the nine months ended September 30, 2011 to 26.1% for the same period of 2012. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions done in response to the extremely competitive conditions in our industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 6.8%, from $38.1 million for the nine months ended September 30, 2011 to $40.7 million for the same period of 2012. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased from 18.4% for the nine months ended September 30, 2011 to 18.7% for the same period of 2012.

Income from Operations. Income from operations decreased by $2.4 million, or 13.1%, from $18.6 million for the nine months ended September 30, 2011 compared to $16.2 million for the same period of 2012. The decrease in income from operations was a result of the factors described above. Income from operations as a percentage of net sales decreased from 9.0% for the nine months ended September 30, 2011 to 7.4% for the same period of 2012.

Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $2.9 million, or 15.4%, from $18.9 million for the nine months ended September 30, 2011 to $21.8 million for the same period of 2012. Interest expense increased $2.3 million and amortization of deferred financing costs increased $0.6 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 9.1% for the nine months ended September 30, 2011 to 10.0% for the same period of 2012.

Net Loss. Net loss increased by $5.3 million from $0.3 million for the nine months ended September 30, 2011 compared to $5.6 million for the same period of 2012, for the reasons described above. Net loss as a percentage of net sales increased from (0.1%) for the nine months ended September 30, 2011 to (2.6%) for the same period of 2012.

Liquidity and Capital Resources

Cash Flows

Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.

Cash provided by operating activities was $10.3 million for the nine months ended September 30, 2012, compared with $10.5 million for the same period of 2011, a decrease in cash provided of $0.2 million. The decrease was primarily due to an increase in net loss of $5.3 million as discussed above offset by a change in operating liabilities of $3.3 million, a change in operating assets of $1.2 million and a change in amortization of $0.8 million.

Cash used in investing activities was $5.8 million for the nine months ended September 30, 2012, compared with $5.4 million for the same period of 2011, an increase in cash used of $0.4 million. Capital expenditures were $2.4 million for the nine months ended September 30, 2012, compared with $1.7 million for the same period of 2011, an increase of $0.7 million. Additions to display cabinets were $3.4 million for the nine months ended September 30, 2012, compared with $3.7 million for the same period of 2011, a decrease of $0.3 million.

Cash used in financing activities was minimal for the nine months ended September 30, 2012, compared with $3.7 million in the same period of 2011, a decrease in cash used of $3.7 million. This decrease was mainly due to $58.0 million of distributions to members and payment in financing costs of $8.2 million during the nine months ended September 30, 2011. This was all offset by $62.4 million ($60.0 million aggregate principal amount at 1.04 premium) in additional borrowings of senior secured second lien notes during the nine months ended September 30, 2011.

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

Debt Structure

ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility, or the ABL facility, pursuant to a credit agreement dated as of December 9, 2009, or the ABL credit agreement, by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of September 30, 2012, the borrowing base was approximately $20.1 million.

In May, 2011, the ABL credit agreement was modified and now has a maturity of September 2015.

The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of September 30, 2012, the Company was in compliance with these provisions.

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

As of September 30, 2012, there were no borrowings outstanding, approximately $4.5 million in a letter of credit outstanding and unused commitments of $15.6 million under the ABL facility.

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

Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of September 30, 2012, Norcraft was in compliance with these provisions.

Off balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

Taxes; Distributions to our Limited Partners

Norcraft Holdings, L.P, our parent company, and Norcraft Companies, L.P. (“Norcraft”) are limited partnerships. As such, income is allocated to limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.

The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was a $10,000 tax distribution during the nine months ended September 30, 2012.

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

Variable Interest Rates

Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2012, the Company had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency

We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 8% of our sales during the nine months ended September 30, 2012 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6. Exhibits

31.1	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORCRAFT COMPANIES, L.P. (Registrant)

/s/ Mark Buller	/s/ Leigh Ginter
Mark Buller	Leigh Ginter
President and Chief Executive Officer	Chief Financial Officer

Date: November 14, 2012	Date: November 14, 2012
Signing on behalf of the	Signing on behalf of the
Registrant and as Principal	Registrant and as Principal
Executive Officer	Accounting Officer