Form 10-K
period 2012-12-31
NORCRAFT COMPANIES LP
filed 2013-04-01
CIK 1288248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 __________________________________
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 333-114924
 __________________________________
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
 __________________________________
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

Norcraft Companies, L.P.

PART I

Item 1. Business
OUR COMPANY
We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. and parts of Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry® Brookwood® and Urban Effects™. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
We are a single source provider of one of the most comprehensive product offerings in the industry, with national brands across a broad range of price points, styles, materials and customization levels. Our product offering was developed through both strategic acquisitions and internal development. We continuously enhance existing products and add new products to support our brands and meet the changing demands of our customers. We believe our multi brand strategy, and the resultant differentiated products across various price points, provides us with a competitive advantage. UltraCraft is our semi-custom full access cabinet line. StarMark and Brookwood are our semi-custom framed cabinet lines. Fieldstone is our high-end semi-custom and custom framed cabinet line. Mid Continent Cabinetry and Norcraft Cabinetry comprise our stock and semi-custom framed cabinet lines. Finally, Urban Effects represents a stock and semi-custom frameless cabinet line, primarily for the Canadian market. Through these brands, we currently offer more than 600,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets ranging in average price from $100 to $550 per cabinet. With this broad range of cabinetry products, we are able to compete successfully in multiple segments of the market. We believe that during the year ended December 31, 2012, approximately two-thirds of our net sales were to the home repair and remodeling market and the remaining net sales were to the new construction market.
We sell our products primarily to kitchen and bathroom cabinetry dealers. For the year ended December 31, 2012, kitchen and bathroom cabinetry dealers accounted for 79% of our net sales, catalog stores accounted for 8%, home builders accounted for 8% and wholesale retailers, or wholetailers, accounted for 5% of net sales. We believe our focus on kitchen and cabinetry dealers enhances our ability to sell our custom and semi-custom cabinet offering. We have an extensive network of nearly 2,000 active customers and 118 internal and independent sales representatives (of which fourteen sell for more than one brand). We have North American distribution capabilities for all of our brands through six manufacturing facilities, two service and distribution centers, four warehouses and five retail locations strategically located throughout the U.S. and Canada.
In 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010, 2011 and 2012, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. We continue to believe that our broad product line coupled with our new product offerings, new customer additions, primary focus on the dealer channel, delivery of quality customer service and investment in manufacturing capacity provides a strong platform to weather the down-turn and return to growth in sales and profitability.
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
OUR PRODUCTS
We offer a broad product line that encompasses a complete range of price points, styles, materials and customization levels. Our product offering includes stock, semi-custom and custom cabinets. We offer cabinets in both framed and full access construction and offer more than 600,000 door and finish combinations for wood, thermofoil, high-pressure laminate and melamine cabinets.

Our business is conducted through three business divisions and one subsidiary: Mid Continent Cabinetry, UltraCraft Cabinetry, StarMark Cabinetry (which includes the StarMark, Fieldstone and Brookwood brands) and Norcraft Canada, our subsidiary. Within these divisions and subsidiary, we market our products through seven brands: Mid Continent, Norcraft, UltraCraft, StarMark, Fieldstone, Brookwood and Urban Effects. Mid Continent is our original brand, dating back to 1966. The UltraCraft brand, acquired by us in 2000, was established in 1986. The StarMark, Fieldstone and Brookwood brands were acquired by us in 2002. The StarMark and Fieldstone brands were established in 1978. The Brookwood brand was established in the mid-1980s to differentiate products sold through large home centers. Today, the Brookwood brand is sold only through a catalog sales organization. Each brand represents a distinct product line with little or no overlap. As a result, we are able to aggressively market each of our brands to a broad range of customers without significantly competing with our other brands. The Urban Effects brand was established in 2012 and is sold by Norcraft Canada. We believe our attention to brand positioning provides an advantage over some of our larger competitors who offer multiple brands in the same price point.
MID CONTINENT CABINETRY
The Mid Continent and Norcraft brands comprise our Mid Continent Cabinetry division. Mid Continent manufactures a broad range of stock framed cabinetry, offering over 150 door styles and over 2,500 door and finish combinations. Mid Continent also offers a custom-color option. The Mid Continent product offering includes two distinct product lines: Signature Series and Pro Series, which are differentiated by door style and finish, as well as design options and construction features. Norcraft Cabinetry includes only Signature Series cabinets. Mid Continent’s products accounted for approximately 50% of our sales during the fiscal year ended December 31, 2012.
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
ULTRACRAFT CABINETRY
UltraCraft manufactures a full range of stock and semi-custom wall, base, tall, vanity and specialty cabinets. UltraCraft offers over 260 door styles and over 16,000 door and finish combinations.
UltraCraft cabinets are full access, offering true full-overlay doors with concealed hinges and functional hardware. Full access cabinets provide flush, furniture-style, finished ends and provide greater storage space than traditional framed cabinets. The UltraCraft product offering is comprised of two distinct product lines: Destiny and Vision which are differentiated by features, finish, color, style selection, design options and price. UltraCraft’s products accounted for approximately 15% of our sales during the fiscal year ended December 31, 2012.
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

Vision Line
Ultracraft’s Vision line includes twelve door styles and twenty-four Italian “Eurotek” veneer finish combinations, a unique technology of an Italian manufacturer. The Vision manufacturing process utilizes this state of the art technology to create a high-end semi-custom style and look at a mid-range price. As a result, we believe our Vision line products are well positioned to target younger, more fashion-oriented consumers.
STARMARK CABINETRY
The StarMark, Fieldstone and Brookwood brands collectively comprise our StarMark Cabinetry division, offering over 500 door styles and over 600,000 door and finish combinations. StarMark also offers a customer-color option. This division provides high quality, attractively designed semi-custom cabinets incorporating many features of custom cabinetry at a lower price. StarMark Cabinetry collectively accounted for approximately 27% of our sales for the fiscal year ended December 31, 2012.
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
NORCRAFT CANADA
Our Canadian division markets through its own Canadian version of the Norcraft brand and the Urban Effects brand, offering over 150 door styles and over 2,500 door and finish combinations. Norcraft Canada’s frameless cabinets, so far, are available in a limited range of finishes with fewer modification options, appealing to home builders who are seeking products for single family and multi-unit dwellings. Norcraft Canada’s products accounted for approximately 8% of our sales during the fiscal year ended December 31, 2012.
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
Newton, Kansas along with Cottonwood, Minnesota and Lynchburg, Virginia are Mid Continent facilities, with Cottonwood and Lynchburg receiving doors manufactured by Newton and outsourcing their rough mill production of raw materials to third party vendors. Our Winnipeg, Canada facility is a Norcraft Canada facility, producing Urban Effects cabinets. Our Liberty, North Carolina facility is an UltraCraft facility, and our Sioux Falls, South Dakota facility is a StarMark facility, producing StarMark, Fieldstone and Brookwood cabinets. Liberty and Sioux Falls each outsource rough mill production. Liberty outsources door manufacturing in all wood species to third party vendors while Sioux Falls builds nearly 400 doors per day.

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
Our sales and marketing strategy is focused on distributing our products primarily to kitchen and bath dealers and wholetailers. We estimate that the dealer and wholetailer channels accounted for approximately 65% of U.S. cabinet industry sales. In certain markets, we also sell our products directly to builders. We have developed strong relationships with our dealers by delivering superior customer service, accurate and timely deliveries, quality products and competitive pricing. We believe these relationships provide us an advantage as dealers often influence the consumer’s decision at the point-of-sale, particularly since consumers are generally not familiar with a specific brand or style of cabinetry prior to their interaction with the dealer.
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
We also distribute our products through other channels on a limited basis, including national galleries, our Kitchen and Bath Ideas retail stores, Kitchens 2 Go retail stores, a catalog sales organization and other distributors. Our retail stores, which represented approximately 3% of our overall revenues in 2012, sell products from each of our divisions, as well as kitchen appliances, countertops and other kitchen and bath items.
CUSTOMERS
We primarily sell our products to kitchen and bathroom cabinetry dealers and wholesale retailers, or wholetailers, as well as directly to home builders. We have an extensive network of nearly 2,000 active customers. For the year ended December 31, 2011, one customer accounted for approximately 13% of net sales. For the year ended December 31, 2012, there was no customer that accounted for more than 10% of net sales Our customers sell our products in the repair and remodeling and new home construction markets. Other than through our retail locations, we do not generally sell our products directly to home owners.
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

INTELLECTUAL PROPERTY
Norcraft is the owner of various U.S. and Canadian federal trademark registrations (®) and registration applications (™), including for the following marks referred to in this report pursuant to applicable U.S. intellectual property laws: “Norcraft Companies®,” “StarMark Cabinetry®,” “Fieldstone Cabinetry®,” “Kitchen and Bath Ideas®,” “UltraCraft®,” “Vision®,” “Destiny®,” “Mid Continent Cabinetry™,” “Mid Continent Pro Series™,” “Mid Continent Signature Series™,” “Norcraft Cabinetry®,” “Urban Effects™,” and the Norcraft Cabinetry logo, Norcraft Companies, L.L.C. logo, and StarMark logo.
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
EMPLOYEES
As of December 31, 2012, we had 1,892 employees including 1,536 manufacturing employees. Of our total employees, 960 were at Mid Continent and corporate, 254 were at UltraCraft, 488 were at StarMark and 190 were at Norcraft Canada. We believe that we have a good working relationship with our employees. None of our employees are subject to any collective bargaining agreements.
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
As of December 31, 2012, we had $240.0 million of 10.5% senior secured second lien notes due 2015 of Norcraft and Norcraft Finance Corp. (a wholly-owned finance subsidiary of Norcraft), or the senior secured second lien notes. In addition, on such date, we had approximately $4.5 million of outstanding letters of credit.

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. In December 2009, we entered into an asset-based revolving credit facility (the “ABL facility”) that provides us with additional borrowings of up to $25.0 million, subject to a current borrowing base of approximately $17.0 million. Although our ABL facility, the indenture governing the senior secured second lien notes contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of qualifications and exceptions, and under certain circumstances indebtedness incurred in compliance with such restrictions could be substantial. For example, we may incur additional debt to, among other things, finance future acquisitions, expand through internal growth, fund our working capital needs, comply with regulatory requirements, respond to competition or for general financial reasons alone. As of December 31, 2012, there were no borrowings outstanding under our ABL facility; however, there were approximately $4.5 million letters of credit outstanding under our ABL facility, and therefore, our total availability under the ABL facility as of December 31, 2012 is approximately $12.5 million. To the extent new debt is added to our and our subsidiaries’ current debt levels, the risks described above would increase.
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
A significant part of our business is affected by levels of home improvement (including repair and remodeling). While the North American housing market stabilized during 2010, 2011 and 2012, the prolonged decline in the housing market and downward pressure on prices continues to have an adverse impact on our business. The home improvement industry may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends, availability of financing, interest rates and consumer confidence. A decrease in employment levels, consumer confidence or the availability of financing could negatively affect the demand for and pricing of our products which would adversely affect our results of operations. For the past few years, the conditions within the home improvement industry have been extremely challenging as demand for home improvement continued to decline in most of our markets. Continued low levels of consumer confidence, high levels of unemployment and downward pressure on home prices have made consumers reluctant to make additional investments in existing homes, such as kitchen and bath remodeling projects. In addition, the increasing number of households with negative equity in their homes and more conservative lending practices, including for home equity loans which are often used to finance repairs and remodeling, are limiting the ability of consumers to finance home improvements. The challenges facing the home improvement industry may lead to a further decrease in demand for our products.
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
In recent years, the credit markets and the financial services industry experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The disruptions in the financial markets have adversely affected, and could continue to adversely affect, our operations in a variety of ways. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers and could compromise the financial condition of our suppliers, which could result in non-performance by certain of our suppliers. In addition, our own borrowing costs are increasing and our access to capital markets may be reduced and it may become more difficult for us to obtain financing to fund operations or to refinance our existing debt obligations. The disruption in the global financial markets has also impacted some of the financial institutions with which we do business.
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
During the fiscal year ended December 31, 2012, approximately 25% of our purchases of raw materials were from vendors outside of the U.S. and Canada. We may decide to increase our international sourcing in the future. Accordingly, our future results could be harmed by a variety of factors, including: (i) introduction of non-native invasive organisms into new environments; (ii) recessionary trends in international markets; (iii) legal and regulatory changes and the burdens and costs of our compliance with a variety of laws, including trade restrictions and tariffs; (iv) difficulties in enforcing intellectual property rights; (v) increases in transportation costs or transportation delays; (vi) work stoppages and labor strikes; (vii) fluctuations in exchange rates (particularly the value of the U.S. dollar relative to other currencies); and (viii) political unrest, terrorism and economic instability. If any of these or other factors were to render the conduct of our business in a particular country undesirable or impractical, our business and financial condition could be adversely affected.
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
Our response to the prolonged downturn had been to continue our focus on implementation of cost savings and containment initiatives.
We continually review our manufacturing and assembly operations and sourcing capabilities. Due to the recent downturn in the home improvement and new home construction markets, we focused on cost saving initiatives, including rationalizing our business through consolidation and integration of facilities, functions, systems and procedures and other cost saving initiatives. Certain products may also be shifted from one manufacturing or assembly facility to another. In the future, we may incur costs and charges relating to additional cost saving initiatives.
We may not fully achieve the anticipated cost savings from these initiatives. If we do not effectively balance our focus on cost savings with the need to maintain a strong sales presence for our brands, we could lose market share. If the current recovery of our markets becomes fast-paced and robust, we may not be able to replace our reduced manufacturing capacity in a timely fashion and our ability to respond to increased demand could be limited.

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
Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. Our chief executive officer, Mark Buller, has over 25 years of experience in the cabinetry industry. Our other senior executives have an average of over 25 years experience in the building product industry. The loss of the experience and services of any of these individuals could have a material adverse effect on our revenue, our financial performance and our results of operations.
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
We may, from time to time, explore opportunities to acquire related businesses, some of which could be material to us. As of the date of this report, we have no agreements and are not in any discussions to acquire any material businesses or assets. If we do make acquisitions in the future, our ability to continue to grow will depend upon effectively integrating these acquired companies, achieving cost efficiencies and managing these businesses as part of our company. While we believe we have successfully integrated the operations we have acquired within the last ten years, we may not be able to effectively integrate newly acquired companies or successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. If we are unable to successfully integrate acquisitions, we may not be able to recoup our investment in those acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the economic benefits that we anticipate from these acquisitions may not develop.

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
A substantial portion of our sales is derived from our top customers. During the year ended December 31, 2012, our largest 10 customers accounted for approximately 26% of our sales. We cannot guarantee that we will be able to generate similar levels of sales from our largest customers in the future. Should one or more of these customers substantially reduce their purchases from us, our results of operations could be materially adversely affected.
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

Item 2. Properties
We lease our executive offices located in Eagan, Minnesota. We own six separate manufacturing facilities, three of which manufacture Mid Continent cabinets, one of which manufactures UltraCraft cabinets, one of which manufactures StarMark, Fieldstone and Brookwood cabinets and one of which manufactures Norcraft Canada and Urban Effects cabinets. In addition, we lease six other non-retail facilities which are used for service and distribution functions and storage. We also lease two and own three retail stores that are engaged in the retail distribution of our products and other non-cabinet products of other industry participants. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.
Each of our facilities, by function and division, is set forth in the table below:

Location	Owned/ Leased	Approximate Square Footage	Function
Eagan, Minnesota	Leased	17,708	Headquarters
Cottonwood, Minnesota	Owned	163,000	Manufacturing—Mid Continent
Lynchburg, Virginia	Owned	160,100	Manufacturing—Mid Continent
Newton, Kansas	Owned	268,600	Manufacturing—Mid Continent
Liberty, North Carolina	Owned	213,500	Manufacturing—UltraCraft
Sioux Falls, South Dakota	Owned	233,000	Manufacturing—StarMark
Winnipeg, Manitoba	Owned	56,700	Manufacturing—Norcraft Canada
Tampa, Florida	Leased	31,200	Distribution/Service Center
Gilbert, Arizona	Leased	19,108	Distribution/Service Center
Liberty, North Carolina	Leased	36,750	Warehouse
Newton, Kansas	Leased	40,000	Warehouse
Lynchburg, Virginia	Leased	16,500	Warehouse
Winnipeg, Manitoba	Leased	60,000	Warehouse
Des Moines, Iowa	Leased	40,668	Kitchen and Bath Ideas Retail Store
Colorado Springs, Colorado	Owned	21,500	Kitchen and Bath Ideas Retail Store
Lynchburg, Virginia	Owned	5,000	Kitchen and Bath Ideas Retail Store
Sioux Falls, South Dakota	Owned	4,000	Kitchen and Bath Ideas Retail Store
Winnipeg, Manitoba	Leased	5,916	Kitchens 2 Go Retail Store

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
Norcraft may make distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. Distributions to Holdings to pay interest for the years ended December 31, 2011 and 2010 were $3.9 million and $1.1 million, respectively. During 2011, there were distributions totaling $54.1 million used to retire the remainder of the 9.75% senior discount notes due 2012. There was a $10,000 tax distribution during the year ended December 31, 2012. There were no tax distributions for the years ended December 31, 2011 and 2010.

Item 6. Selected Financial Data
The selected data presented below is derived from our audited financial statements, which are included elsewhere in this report.

(dollar amounts in thousands)	Fiscal Year Ended December 31,
	2008	2009	2010	2011	2012
Statement of Comprehensive Income (Loss) Data:
Net sales	$331,548	$246,804	$262,568	$269,305	$288,782
Cost of sales	234,427	176,512	187,482	195,853	215,274
Gross profit	97,121	70,292	75,086	73,452	73,508
Selling, general and administrative expense	64,789	49,706	50,402	51,099	54,144
Impairment of goodwill and other intangible assets (1)	73,938	—	—	—	—
Income (loss) from operations	(41,606)	20,586	24,684	22,353	19,364
Interest expense, net	13,341	15,050	20,091	23,549	25,819
Amortization of deferred financing costs	1,063	2,895	1,376	2,454	3,120
Other expense, net	151	36	26	81	(16)
Total other expense	14,555	17,981	21,493	26,084	28,923
Net income (loss)	(56,161)	2,605	3,191	(3,731)	(9,559)
Other comprehensive income (loss):
Foreign currency translation adjustment	(104)	251	1,611	(295)	219
Total other comprehensive income (loss)	(104)	251	1,611	(295)	219
Comprehensive income (loss)	$(56,265)	$2,856	$4,802	$(4,026)	$(9,340)

	(dollar amounts in thousands)
	December 31,
	2008	2009	2010	2011 (2)	2012
Balance Sheet Data:
Cash and cash equivalents	$59,406	$16,731	$28,657	$24,185	$23,019
Total assets	313,249	259,877	266,391	263,670	256,143
Total debt	148,000	177,097	177,586	240,166	240,127
Member’s equity (deficit)	141,669	60,771	64,774	3,055	(6,058)

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

(2)	During 2011, there were distributions totaling $54.1 million used to retire the remainder of the 9.75% senior discount notes due 2012.

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
COMPANY OVERVIEW
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this annual report. All of our operations are conducted through Norcraft Companies, L.P. ("Norcraft") and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holding, L.P. ("Holdings").
Our fiscal year is the calendar year ending December 31. References to “fiscal year” mean the year ending December 31. For example, “fiscal year 2012” or “fiscal 2012” means the period from January 1, 2012 to December 31, 2012.
GENERAL
We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. and parts of Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access, construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry®, Brookwood® and Urban Effects™. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
In 2008 and 2009, we were affected by a significant down-turn in our industry and experienced a significant decrease in sales. In 2010, 2011 and 2012, we experienced some sales stabilization and recovery, but this was coupled with margin pressure associated with a more competitive market place. Our sales increased 2.6% for the year ended December 31, 2011 and 7.2% for the year ended December 31, 2012. We expect the market recovery to gain some momentum in 2013. Net loss increased 156.2% for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Net income decreased 216.9% for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Additionally, the contraction in the market caused us to be more aggressive with pricing and sales promotions. We have continued these aggressive pricing and sales promotion efforts through 2010, 2011 and 2012 in order to gain market share. These sales incentives have reduced our gross profit margin percentages.
In December 2009, Norcraft and Norcraft Finance Corp., a wholly owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10.5% senior secured second lien notes due 2015. Proceeds from the issuance of the senior secured second lien notes were used to redeem the Company's 9% senior subordinated notes due 2011 and to make a distribution to Holdings which allowed Holdings to repurchase a portion of their 9.75% senior discount notes due 2012.

In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9.75% senior discount notes due 2012 and pay related transaction and financing costs.
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
Allowance for bad debts
Our customers operate in the repair and remodeling and new home construction markets and, accordingly, their creditworthiness is affected by cyclical trends and general conditions in those markets. During the past few years, the credit markets and the financial services industry have experienced significant disruptions, characterized by the bankruptcy and failure of several financial institutions and severe limitations on credit availability. The financial stability of certain of our customers has been negatively impacted, which has resulted in increased bad debt expense for us. A prolonged continuation of adverse economic conditions would cause additional financial distress for our customers. Concentrations of credit risk with respect to trade receivables are limited to some extent by our large number of customers and their geographic dispersion. For the year ended December 31, 2011, one customer accounted for approximately 13% of net sales. For the year ended December 31, 2012, there was no customer that accounted for more than 10% of net sales. We generally do not require collateral from our customers, but do maintain allowances for the estimated uncollectibility of accounts receivable based on historical experience and specifically identified at-risk accounts. The adequacy of the allowance is evaluated on an ongoing, periodic basis and adjustments are made in the period in which a change in condition occurs.
Finite lived intangible assets
Finite lived intangible assets consist of customer relationships. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of 15 years based on historical and expected customer attrition rates. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by us in each reporting period.
Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2012, 2011 and 2010 is included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). Annual amortization expense for each of the next five years is expected to be $4.5 million per year.

Management reviews the valuation and the estimated useful lives of its finite lived intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life. Management performed such a review in the fourth quarter of 2012 and no impairment was indicated.
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
We estimate the fair value of our reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. The revenue projection used in 2010 assumed the beginning of market recovery in 2011, continuing into 2012. The revenue projections used in 2011 assumed market recovery in 2012, continuing into 2013. The revenue projections used in the 2012 evaluation continued these trends with 6.5% sales growth in 2013 and continued momentum in future years.
In 2012, we also assumed a discount rate of 12.5% and a perpetual growth rate of 3.6%. In 2011, we assumed a discount rate of 14.8% and a perpetual growth rate of 3.5%. In 2010, we assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. These rates reflected the market conditions in the respective periods.
The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2012, a discount rate of 12.5% was used plus a premium of 1.0%. In 2011, a discount rate of 14.0% was used plus a premium of 1.0%. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%.
Our first step impairment analysis for 2012, 2011 and 2010 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2012, 2011 and 2010. The only changes in the value of goodwill were due to foreign currency translation adjustments.
Monitoring Impairment in 2013. A 1.0 percentage point increase in the discount rate would reduce the indicated fair value of the brand names by approximately $4.0 million and a 0.25 percentage point decrease in the royalty rate would reduce the indicated fair value of the brand names by approximately $5.2 million. Changes of this magnitude may be enough to indicate potential impairment, depending on changes in the other factors that affect the analysis. We may need to perform an impairment test prior to the fourth quarter of 2013, if results for any of these reporting units fall significantly below our estimates during 2013, the perpetual growth rate decreases significantly, the discount rate increases significantly, or other key assumptions used in our fair value calculations in the fourth quarter of 2012 change.

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
Recently issued accounting pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated financial statements.
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
In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-12 and it did not have a material impact on the Company's consolidated financial statements.
In July of 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect such adoption will have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.5%	72.7%	71.4%
Gross profit	25.5%	27.3%	28.6%
Selling, general and administrative expenses	18.8%	19.0%	19.2%
Income from operations	6.7%	8.3%	9.4%
Interest expense, net	8.9%	8.8%	7.7%
Amortization of deferred financing costs	1.1%	0.9%	0.5%
Net income (loss)	(3.3)%	(1.4)%	1.2%

Year ended December 31, 2012 compared with year ended December 31, 2011
Net sales. Net sales increased by $19.5 million, or 7.2%, from $269.3 million for the year ended December 31, 2011 to $288.8 million for the year ended December 31, 2012. This increase in sales was attributable to increases in sales in Mid Continent making up over half, UltraCraft making up over one-third and the Winnipeg, Canada facility making up a small increase which was offset by a decrease in StarMark. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company's market share. Net sales to our largest customer were lower during the year ended December 31, 2012 as compared to 2011.
Cost of sales. Cost of sales increased by $19.4 million, or 9.9%, from $195.9 million for the year ended December 31, 2011 to $215.3 million for the year ended December 31, 2012. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives in 2012. Cost of sales as a percentage of net sales increased from 72.7% for the year ended December 31, 2011 to 74.5% for 2012.
Gross profit. Gross profit increased by $0.1 million, or 0.1%, from $73.4 million for the year ended December 31, 2011 to $73.5 million for the year ended December 31, 2012. The increase in gross profit was due to the increase in net sales described above. Gross profit as a percentage of net sales decreased from 27.3% for the year ended December 31, 2011 to 25.5% for 2012. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions in response to the extremely competitive conditions in our industry.
Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.1 million, or 6.0%, from $51.1 million for the year ended December 31, 2011 to $54.2 million for the year ended December 31, 2012. Selling, general and administrative expenses were greater than the prior year because of increased sales and marketing expenses to generate new sales. Selling, general and administrative expenses as a percentage of net sales decreased from 19.0% for the year ended December 31, 2011 to 18.8% for 2012.
Income from operations. Income from operations decreased by $3.0 million, or 13.4%, from $22.3 million for the year ended December 31, 2011 to $19.3 million for the year ended December 31, 2012. The decrease in income from operations was primarily the result of the factors described above. Income from operations as a percentage of net sales decreased from 8.3% for the year ended December 31, 2011 to 6.7% for 2012.
Interest, amortization of deferred financing fees and other expenses. Interest, amortization of deferred financing fees and other expenses increased $2.9 million, or 10.9%, from $26.0 million for the year ended December 31, 2011 to $28.9 million for the year ended December 31, 2012. Interest expense increased $2.3 million and amortization of deferred financing costs increased $0.6 million mainly due to new debt financing. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales increased from 9.7% for the year ended December 31, 2011 to 10.0% for 2012.
Net income (loss). Net loss increased by $5.9 million from $3.7 million for the year ended December 31, 2011 compared with $9.6 million for the year ended December 31, 2012, for the reasons described above. Net loss as a percentage of net sales increased from (1.4)% for the year ended December 31, 2011 to (3.3)% for 2012.

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
Cash provided by operating activities was $6.2 million for the year ended December 31, 2012, compared with $6.8 million for 2011, a decrease in cash provided of $0.6 million. The decrease was primarily due to an increase in net loss of $5.9 million as discussed above offset by a change in operating assets and liabilities of $4.4 million and a change in amortization of $0.8 million for the year ended December 31, 2012 compared to 2011.
Cash used in investing activities was flat at $7.4 million for the years ended December 31, 2012 and 2011. Capital expenditures were $3.1 million for the year ended December 31, 2012, compared with $2.6 million for 2011, an increase of $0.5 million. Additions to display cabinets were $4.3 million for the year ended December 31, 2012, compared to $4.8 million during 2011, a decrease of $0.5 million.

Cash used in financing activities was minimal for the year ended December 31, 2012, compared with $3.8 million in 2011, a decrease of $3.8 million. This decrease was mainly due to $58.0 million of distributions to member and payment in financing costs of $8.2 million for the year ended December 31, 2011. This was all offset by the $62.4 million ($60.0 million aggregate principal amount at 1.04 premium) in additional borrowings of senior secured second lien notes during 2011.
We generally anticipate that the funds generated by operations and current available cash balances will be sufficient to meet working capital requirements, make required member tax distributions and to finance capital expenditures over the next twelve to eighteen months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future equity or debt financing will be sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
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
Debt structure
ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the "ABL facility") pursuant to a credit agreement dated as of December 9, 2009 (the "ABL credit agreement") by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and has a maturity date of December 9, 2013. As of December 31, 2012, the borrowing base was approximately $17.0 million.
In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2012, the Company was in compliance with these provisions.
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
As of December 31, 2012, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $12.5 million under the ABL Facility.
We and our subsidiaries have no unused letters of credit.

Senior Secured Second Lien Notes. In December 2009, Norcraft and Norcraft Finance Corp., a wholly-owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10.5% senior secured second lien notes (the "senior secured second lien notes"). Interest accrues on the senior second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10.5% per annum, which commenced on June 15, 2010. Proceeds from the issuance senior secured second lien notes were used to redeem the Company's 9% senior subordinated notes due 2011 and to make a distribution to Norcraft Holdings, L.P. which allowed Holdings to repurchase a portion of its 9.75% senior discount notes due 2012.
In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9.75% senior discount notes due 2012 and to pay related transaction and financing costs.
Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the senior secured second lien notes plus a premium declining ratably to par plus accrued interest.
If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2012, Norcraft was in compliance with these provisions.
Off balance sheet arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.

CONTRACTUAL OBLIGATIONS
The following is a summary of our contractual cash obligations as of December 31, 2012, including payments to be made pursuant to the management and monitoring agreement:

Contractual Obligations	Total	Less Than 1 year	1-2 years	3-5 years	After 5 Years
	(in millions)
Operating leases	$6.1	$2.5	$3.1	$0.5	$—
Senior secured second lien notes (principal)	240.0	—	240.0	—	—
Senior secured second lien notes (interest)	75.6	25.2	50.4	—	—
Management fees (1)	7.0	1.0	2.0	3.0	1.0
Total contractual cash obligations (2)	$328.7	$28.7	$295.5	$3.5	$1.0

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
TAXES; DISTRIBUTIONS TO OUR LIMITED PARTNERS
Norcraft Holdings, L.P., our parent company, and Norcraft are limited partnerships. As such, income is allocated to limited partners for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.
The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was a $10,000 tax distribution during the year ended December 31, 2012. There were no tax distributions for the years ended December 31, 2011 and 2010.
INFLATION; SEASONALITY
Our cost of sales is subject to inflationary pressures and price fluctuations of the raw materials we use. We have generally been able over time to recover the effects of inflation and price fluctuations through sales price increases.
Our sales have historically been moderately seasonal and have been strongest in April through October which coincides with the construction season.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At December 31, 2012, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 8% of our sales during the fiscal year ended December 31, 2012 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollar.

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
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
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
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Norcraft GP, L.L.C. (“Norcraft GP”) is the general partner of Norcraft. The following table sets forth information about the members of the board of managers of our general partner and our executive officers:

Name	Age	Position(s)
Mark Buller	48	President, Chief Executive Officer and Manager
Kurt Wanninger	52	President, Mid Continent
Simon Solomon	60	President, UltraCraft
John Swedeen	62	President, StarMark
Leigh Ginter	47	Chief Financial Officer
Herb Buller	71	Chairman of the Board of Managers
Jay Bloom	57	Manager
David Kim	46	Manager
Michael Maselli	53	Manager
Christopher Reilly	50	Manager

Set forth below is a brief description of the business experience of each of the members of the board of managers of our general partner and our executive officers.
Mark Buller became our chief executive officer and a member of our general partner’s board of managers upon consummation of the Acquisition. Mr. Buller has over 25 years of experience in the cabinetry industry and has been a chief executive officer or division president of a cabinet manufacturer during the past 15 years. From 1987 to 1996, Mr. Buller served in various management positions at Kitchen Craft Cabinets, a Canadian cabinetry maker. From 1996 to 1999, Mr. Buller was president of Kitchen Craft and following its acquisition by Omega Cabinets, Ltd., Mr. Buller continued as president of Kitchen Craft from 1999 to 2000. Mr. Buller was appointed chief executive officer of Omega in 2000 and remained in that position until 2002, leaving Omega after it was sold to Fortune Brands, Inc. Mr. Buller’s leadership, executive, managerial and business experience, along with his more than 25 years of experience in the cabinetry industry, qualify him to be a manager.
Kurt Wanninger became president of our Mid Continent division in January of 2006. Mr. Wanninger has over 32 years of manufacturing industry experience, including over seven years with MasterBrand Cabinets, Inc. While at MasterBrand Cabinets, Mr. Wanninger served as the executive vice president of operations. His responsibilities included the supply chain for this $2.0 billion organization, leading 16 plants and 7,500 employees, producing 30,000 cabinets per day. Prior to Mr. Wanninger’s kitchen cabinet experience, he worked for Electrolux as the general manager of the Poulan Weedeater Division supporting $600 million in annual revenue producing gas weedeaters, chain saws and leaf blowers. Prior to joining Electrolux, Mr. Wanninger spent 17 years at a significant supplier to the automotive industry holding various operational positions. Mr. Wanninger received a bachelor’s degree in business administration from Bellevue University and an associate’s degree from Iowa Western in operations management.
Simon Solomon originally joined our company in June 2000 when we purchased UltraCraft. He continued to serve as the president of UltraCraft until his departure from the Company on August 31, 2006. He resumed his role as the president of UltraCraft after rejoining the Company on February 13, 2008. Cumulatively, he has over 18 years experience serving as the president of UltraCraft. He also has over 34 years total experience in the building industry. Prior to joining UltraCraft, Mr. Solomon worked in a variety of sales positions at Thomasville Furniture, his latest being general manager of its Armstrong Furniture division, and also served as senior vice president of sales and marketing at Lineage Home Furnishings, a subsidiary of Masco Corporation. Mr. Solomon received a bachelor’s degree in political science and history from the University of Pittsburgh and a master’s degree in international management from the American Graduate School of International Management.
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
Eagan, MN 55121
Phone: (651)234-3300
Fax: (651)234-3398
E-mail: leigh.ginter@norcraftcompanies.com

Item 11. Executive Compensation
This compensation discussion describes the material elements of the compensation awarded to, earned by, or paid to our directors and officers who are considered “named executive officers” during our last three completed fiscal years. Named executive officers consist of the individual who served as our chief executive officer in 2010, 2011 and 2012, Mark Buller, the individual who served as our chief financial officer in 2010, 2011 and 2012, Leigh Ginter, and the most-highly compensated individuals serving as executive officers at the end of 2010, 2011 and 2012: (i) Kurt Wanninger, the president of our Mid Continent division, (ii) John Swedeen, the president of our StarMark division and (iii) Simon Solomon, the president of our UltraCraft division.
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
Holdings made no cash distributions, other than tax distributions, to the holders of its Class A and Class B units in Holdings during the years ended December 31, 2012, 2011 and 2010.

Compensation Committee Interlocks and Insider Participation
During the fiscal years ended December 31, 2010, 2011 and 2012, none of the members of our compensation committee was ever an employee or officer of our company. Furthermore, none of our executive officers have ever served as a director or a member of the compensation committee of another entity, one of whose executive officers served in a similar capacity at our company.
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
Specific Executive Compensation Disclosure
Summary Compensation Table
The following table sets forth the compensation earned by our named executive officers in 2010, 2011 and 2012.

Name and Title	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Mark Buller	2010	460,000	234,600	80,000	—	690	775,290
Chief Executive Officer	2011	460,000	—	—	—	690	460,690
	2012	481,063	—	—	—	690	481,753
Leigh Ginter	2010	220,000	99,000	28,584	—	609	348,193
Chief Financial Officer	2011	250,000	—	—	—	609	250,609
	2012	250,000	—	—	—	690	250,690
John Swedeen	2010	305,000	—	12,000	—	690	317,690
President, StarMark	2011	305,000	—	—	—	690	305,690
	2012	305,000	—	—	—	690	305,690
Kurt Wanninger	2010	365,000	164,250	168,689	—	690	698,629
President, Mid Continent	2011	385,000	—	—	—	690	385,690
	2012	385,000	—	—	—	690	385,690
Simon Solomon	2010	200,000	96,040	7,791	—	553	304,384
President, UltraCraft	2011	200,000	35,700	—	—	553	236,253
	2012	201,615	64,356	—	—	570	266,541

(1)
Represents Class D Units of Holdings granted to our executive officers. All Class D units are “profits interest” issued pursuant to Holdings’ incentive plan and are subject to time-based vesting. Amounts shown represent the estimated fair value of the Class D units calculated pursuant to ASC Topic 718.

(2)	Life insurance premiums.
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
The compensation committee of the board of managers of Norcraft GP administers the incentive plan. The administrator has the sole discretion to grant options to employees and to determine the awards and incentive units granted under the plan. Incentive units may not be transferred other than in accordance with the agreement of limited partnership of Holdings. There are 7.2 million Class D units authorized under the plan.

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
Class D units vest with time-based vesting over a three year period.
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

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the Class D units that have vested and that remain subject to vesting in the future for each of our named executive officers outstanding as of the end of 2012.

	Equity Awards (1)
	Number of Securities Underlying Unexercised Units Exercisable (#)	Number of Securities Underlying Unexercised Units Unexercisable (#)	Unit Exercise Price ($)
Mark Buller
Chief Executive Officer	3,403,658	—	0.16
Leigh Ginter
Chief Financial Officer	454,800	—	0.21
John Swedeen
President, StarMark	332,872	—	0.17
Kurt Wanninger
President, Mid Continent	1,054,304	—	0.35
Simon Solomon
President, UltraCraft	194,782	—	1.18

(1)
Represents Class D units of Holdings granted to these executive officers. Previously, under the terms of the Plan, the Class D units generally began to vest on the December 31 of the first full year following the date of grant, with 50% of the units typically vesting over a five year period and 50% vesting over a five year period subject to the Company meeting certain performance based criteria in each of those years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings.

Employment Agreements and Arrangements upon Termination or Change of Control
Arrangements with Mark Buller
Mr. Buller entered into an employment agreement with us on October 21, 2003, the initial term of which expired October 20, 2006. This term automatically extends for consecutive one-year periods unless he or Holdings declines to extend the term. Mr. Buller is entitled to receive $510,000 as his base salary for 2013, with a targeted bonus of 50% of base salary, which bonus will be tied to certain financial performance and other objectives set by the board of managers of Norcraft GP. Pursuant to his employment agreement, Mr. Buller has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment, (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for three months after the term of his employment and (iii) he will not compete against us and will not solicit nor hire any of our current employees, regardless of the reason for his termination, during and for two years after the term of his employment.
In the event we terminate Mr. Buller’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement), he will continue to receive his base salary for eighteen months following the date of termination. He will also be entitled to receive a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Buller’s employment without cause or if he had terminated his employment for good reason as of December 31, 2012, Mr. Buller would have been entitled to receive an aggregate $765,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement).
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
Pursuant to his employment agreement, Mr. Ginter is entitled to receive $250,000, Mr. Swedeen is entitled to receive $305,000, Mr. Wanninger is entitled to receive $385,000 and Mr. Solomon is entitled to receive $212,180, in each case, as such officer’s base salary for 2013, with eligibility to receive a bonus tied to certain financial and other performance objectives set by the board of managers of Norcraft GP. Pursuant to each employment agreement, each such named executive officer has, among other things, agreed that (i) he will not disclose any of our trade secrets or confidential information, during and after the term of his employment; (ii) he will assign and disclose to us all intellectual property and proprietary rights developed or reduced to practice that relate to our business, during and for three months after the term of his employment; (iii) he will not compete against us (x) until receipt of his last severance payment in the case of Mr. Ginter or Mr. Swedeen and (y) for one year following the end of employment in the case of Mr. Wanninger; and (iv) following the end of employment, he will not solicit or hire any of our current employees for (x) one year in the case of Mr. Ginter or Mr. Swedeen and (y) two years in the case of Mr. Wanninger and Mr. Solomon.

With respect to Mr. Ginter, Mr. Swedeen and Mr. Wanninger, in the event we terminate such officer’s employment without cause (as defined in his agreement) or if he terminates his employment for good reason (as defined in his agreement) he will continue to receive, in the case of Mr. Ginter and Mr. Swedeen, his base salary for at least three months following the date of termination, and in the case of Mr. Wanninger, his base salary for one year following the date of termination, plus, in each case, a pro-rated portion of any bonus accrued for the year in which termination occurred (payable when the bonus would have otherwise been paid) and certain other health and welfare benefits in accordance with his agreement. If we had terminated Mr. Ginter’s employment without cause or if he had terminated his employment for good reason as of December 31, 2012, Mr. Ginter would have been entitled to receive an aggregate $62,500 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Swedeen’s employment without cause or if he had terminated his employment for good reason as of December 31, 2012, Mr. Swedeen would have been entitled to receive an aggregate $76,250 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). If we had terminated Mr. Wanninger’s employment without cause or if he had terminated his employment for good reason as of December 31, 2012, Mr. Wanninger would have been entitled to receive an aggregate $385,000 pursuant to such provisions in his employment agreement (payment of which would be made over time and subject to the provisions of such agreement). Regardless of the reason for termination of Mr. Solomon’s employment, he will not be entitled to receive any additional salary or bonus.
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

Mr. Solomon currently holds 1.3 million Class A units and 0.2 million Class D units in Holdings. The Class A units were converted from an unsecured note with an unpaid principal balance and accrued interest of 1,532,278.85 on December 31, 2008. In connection with any termination of Mr. Solomon’s employment, such Class D units will be immediately forfeited. However, in the event that such termination is not by us for cause, immediately prior to such forfeiture, Mr. Solomon will be entitled to convert each of the vested Class D units held by him to Class A units at a conversion price equal to the fair market value of a Class A unit of Holdings at the time such Class D unit was originally granted. The conversion price for the Class D units held by Mr. Solomon is $1.18. In accordance with the Holdings limited partnership agreement, if Mr. Solomon’s employment is terminated by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the lower of cost or the fair market value of such units. If Mr. Solomon’s employment is terminated for any reason other than by us for cause, Holdings has the option to repurchase all units held by him at a purchase price equal to the fair market value of such units.
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
The following table provides certain information as of December 31, 2012 with respect to the beneficial ownership of the limited partnership interests of Holdings by (i) each holder known by us who beneficially owns 5% or more of the outstanding limited partnership units of Holdings, (ii) each of the members of the board of managers of the general partner of Holdings, (iii) each of our named executive officers and (iv) all of the members of the board of managers of Norcraft GP and our executive officers as a group. Unless otherwise indicated in a footnote, the business address of each equity holder is our corporate address.

Name of Partner	Class A Units (1)		Percentage Ownership Interest Class A	Class B Units (2)		Percentage Ownership Interest Class B	Class D Units (3)		Percentage Ownership Interest Class D
Norcraft GP, L.L.C.	—	(4)	—	—	(4)	—	—	(4)	—
SKM Norcraft Corp. (5)	75,950,957		56.3%	—		—	—		—
Trimaran Cabinet Corp. (6)	37,975,478		28.1%	—		—	—		—
Buller Norcraft Holdings, L.L.C. (7)	15,500,000		11.5%	—		—	—		—
Mark Buller	—	(8)	—	—		—	3,403,658	(9)	48.5%
Leigh Ginter	171,633		*	350,000		28.0%	454,880		6.5%
John Swedeen	472,000		*	200,000		16.0%	332,872		4.7%
Kurt Wanninger	157,306		*	—		—	1,054,304		15.0%
Simon Solomon	1,298,541		1.0%	—		—	194,782		2.8%
Christopher Reilly	—	(10)	—	—		—	—		—
David Kim	—	(11)	—	—		—	—		—
Jay Bloom	—	(12)	—	—		—	—		—
Michael Maselli	—		—	—		—	—		—
Herb Buller	—	(13)	—	—		—	—		—
All managers and executive officers as a group, including the 10 persons listed here.	2,099,480	(14)	1.6%	550,000		44.0%	5,440,496		77.5%

*	Represents less than 1%.

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
Upon completion of the Acquisition, we entered into a management and monitoring agreement with an affiliate of SKM Equity Fund III, L.P. and an affiliate of Trimaran Fund II, L.L.C. pursuant to which such entities provide management and monitoring services to us. These entities receive an aggregate annual management fee of $1.0 million and annual reimbursement for out-of-pocket expenses incurred in connection with the provision of such services. In 2012, management fees charged to expense were $1.0 million.
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

Item 14. Principal Accountant Fees and Services
The following table presents fees for professional services billed by Grant Thornton LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, and fees for other services billed by Grant Thornton LLP during the respective periods.

Type of Fees (dollars in thousands)	2012	2011
Audit fees (1)	$222	$210
Audit related fees (2)	12	68
Tax fees (3)	75	72
All other fees (4)	71	170

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

NORCRAFT COMPANIES, L.P.
(Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
President and Chief Executive Officer		Chief Financial Officer

Date:	April 1, 2013	Date:	April 1, 2013
Signing on behalf of the		Signing on behalf of the
Registrant and as principal executive officer		Registrant and as principal financial and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities as of this 1st day of April 2013.

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
Mark Buller

Norcraft Companies, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board Managers
Norcraft GP, L.L.C.
We have audited the accompanying consolidated balance sheets of Norcraft Companies, L.P. (a Delaware limited partnership) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in member’s equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcraft Companies, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Grant Thornton LLP
Minneapolis, MN
April 1, 2013

Norcraft Companies, L.P.
Consolidated Balance Sheets
(dollar amounts in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$23,019	$24,185
Trade accounts receivable, net	20,264	20,092
Inventories	19,760	17,503
Prepaid and other current assets	2,220	1,835
Total current assets	65,263	63,615
Non-current assets:
Property, plant and equipment, net	25,961	27,434
Goodwill	88,484	88,479
Intangible assets, net	70,148	77,732
Display cabinets, net	6,019	5,842
Other assets	268	568
Total non-current assets	190,880	200,055
Total assets	$256,143	$263,670
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,133	$6,566
Accrued expenses	14,893	13,775
Total current liabilities	22,026	20,341
Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	127	166
Other liabilities	48	108
Total non-current liabilities	240,175	240,274
Total liabilities	262,201	260,615
Commitments and contingencies	—	—
Member's equity (deficit):
Member's equity (deficit)	(7,686)	1,646
Accumulated other comprehensive income	1,628	1,409
Total member's equity (deficit)	(6,058)	3,055
Total liabilities and member's equity (deficit)	$256,143	$263,670

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net sales	$288,782	$269,305	$262,568
Cost of sales	215,274	195,853	187,482
Gross profit	73,508	73,452	75,086
Selling, general and administrative expenses	54,144	51,099	50,402
Income from operations	19,364	22,353	24,684
Other expense:
Interest expense, net	25,819	23,549	20,091
Amortization of deferred financing costs	3,120	2,454	1,376
Other expense, net	(16)	81	26
Total other expense	28,923	26,084	21,493
Net income (loss)	(9,559)	(3,731)	3,191

Other comprehensive income (loss):
Foreign currency translation adjustment	219	(295)	1,611
Total other comprehensive income (loss)	219	(295)	1,611
Comprehensive income (loss)	$(9,340)	$(4,026)	$4,802

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Changes in Member’s Equity (Deficit)
(dollar amounts in thousands)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity (Deficit)
Member's equity at January 1, 2010	$60,678	$93	$60,771
Issuance of member’s interest	124	—	124
Stock compensation expense	181	—	181
Distributions to member	(1,104)	—	(1,104)
Comprehensive income (loss)	3,191	1,611	4,802
Member's equity at December 31, 2010	63,070	1,704	64,774
Issuance of member’s interest	139	—	139
Stock compensation expense	183	—	183
Distributions to member	(58,015)	—	(58,015)
Comprehensive income (loss)	(3,731)	(295)	(4,026)
Member's equity at December 31, 2011	1,646	1,409	3,055
Issuance of member’s interest	50	—	50
Stock compensation expense	187	—	187
Distributions to member	(10)	—	(10)
Comprehensive income (loss)	(9,559)	219	(9,340)
Member's equity (deficit) at December 31, 2012	$(7,686)	$1,628	$(6,058)

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Cash Flows
(dollar amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(9,559)	$(3,731)	$3,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	4,723	4,935	5,720
Amortization:
Customer relationships	4,467	4,467	4,467
Deferred financing costs	3,120	2,454	1,376
Display cabinets	4,113	4,005	4,142
Discount amortization/accreted interest	(39)	180	489
Provision for uncollectible accounts receivable	168	236	589
Provision for obsolete and excess inventory	377	(280)	(115)
Provision for warranty claims	3,071	3,143	2,771
Stock compensation expense	187	183	181
Loss (gain) on disposal of assets	(2)	8	(33)
Change in operating assets and liabilities:
Trade accounts receivable	(257)	(2,442)	(450)
Inventories	(2,597)	99	(804)
Prepaid expenses	(385)	(276)	48
Other assets	301	183	(655)
Accounts payable and accrued expenses	(1,482)	(6,421)	(727)
Net cash provided by operating activities	6,206	6,743	20,190
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	20	49
Purchase of property, plant and equipment	(3,135)	(2,586)	(2,705)
Additions to display cabinets	(4,290)	(4,831)	(3,764)
Net cash used in investing activities	(7,412)	(7,397)	(6,420)
Cash flows from financing activities:
Borrowings on senior secured second lien notes payable	—	62,400	—
Payment of financing costs	(3)	(8,274)	(882)
Proceeds from issuance of member interests	50	139	124
Distributions to member	(10)	(58,015)	(1,104)
Net cash provided by (used in) financing activities	37	(3,750)	(1,862)
Effect of exchange rates on cash and cash equivalents	3	(68)	18
Net increase (decrease) in cash and cash equivalents	(1,166)	(4,472)	11,926
Cash and cash equivalents, beginning of the period	24,185	28,657	16,731
Cash and cash equivalents, end of period	$23,019	$24,185	$28,657
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,433	$24,502	$19,562
See notes to consolidated financial statements.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

1.	Basis of Presentation
The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company”. Norcraft Holdings, L.P. (“Holdings”) is the parent company of Norcraft. Holdings is no longer a part of a combined filing with Norcraft due to the retirement of the remainder of its 9.75% senior discount notes due 2012.
Norcraft GP, L.L.C. (“Norcraft GP”), a Delaware limited liability company, is the general partner of Holdings and Norcraft. Norcraft GP does not hold any equity interest in Holdings or Norcraft, but as a general partner of each entity, it controls both entities. The members of Norcraft GP are SKM Norcraft Corp., Trimaran Cabinet Corp. and Buller Norcraft Holdings, L.L.C. Norcraft GP has not been capitalized and has no assets or liabilities as of December 31, 2012 or 2011. Furthermore, Norcraft GP has no commitment to fund cash flow deficits or furnish direct or indirect financial assistance to the Company.

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
Trade Accounts Receivable and Concentrations of Credit Risk
The Company’s customers operate in the repair and remodeling and new home construction markets; accordingly, their credit worthiness is affected by cyclical trends and general conditions in those markets. Concentrations of credit risk with respect to accounts receivables are limited to some extent by its large number of customers and their geographic dispersion. The Company generally does not require collateral from its customers, but does maintain allowances for estimated uncollectible accounts receivable based on historical experience and specifically identified at-risk accounts. The allowance for uncollectible accounts was $0.6 million, $0.9 million and $1.1 million for the years ended December, 2012, 2011 and 2010, respectively. The adequacy of the allowance is evaluated on an ongoing and periodic basis and adjustments are made in the period in which a change in condition occurs. An account receivable is considered past due after the contractual due date is not met. Charge-off occurs when the account is deemed uncollectable.
For the years ended December 31, 2011 and 2010, one of the Company’s customers accounted for approximately 13% and 16% of net sales , respectively. The amount of accounts receivable for this customer was $1.1 million and $1.4 million at the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2012, there was no customer that accounted for more than 10% of net sales.
Inventories
The Company states inventory at the lower of cost or market with cost established using the first-in, first-out (FIFO) method. The Company makes provisions for estimated obsolete or excess inventories based on historical experience, market conditions and other assumptions and judgments by management. Estimated losses for such obsolete or excess inventory are recorded in the periods in which those conditions arise.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Expenditures for major renewals and betterments that extend lives of assets are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. Depreciation and amortization is computed using the straight-line method over the estimated useful lives: buildings and leasehold improvements – twenty years or the life of the underlying lease, factory equipment – seven years, vehicles – five years, office and data processing equipment – three to five years. The cost and related accumulated depreciation and amortization of assets sold or otherwise disposed of are removed from the related accounts, and resulting gains or losses are reflected in operations.
Display Cabinets
The cost of display cabinets is capitalized when provided to the Company’s dealers and is amortized over thirty-six months, which represents the period they are expected to be on display for customer viewing.
Intangible Assets
Intangible assets consist of the following:

	December 31, 2012
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,484			$88,484

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(41,069)	25,931
Deferred financing costs		16,123	(7,006)	9,117
	$35,100	$83,123	$(48,075)	$70,148

	December 31, 2011
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(36,602)	30,398
Deferred financing costs		16,120	(3,886)	12,234
	$35,100	$83,120	$(40,488)	$77,732

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

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

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

The Company estimates the fair value of its reporting units, using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions about sales, operating margins, growth rates and discount rates. Assumptions about discount rates are based on a weighted-average cost of capital derived from observable market inputs and comparable company data. Assumptions about sales, operating margins, and growth rates are based on management’s forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. The revenue projections used in 2011 assumed market recovery in 2012, continuing into 2013. The revenue projections used in the 2012 evaluation continued these trends with 6.5% blended sales growth in 2013 and continued momentum in future years.
In 2012, the Company also assumed a discount rate of 12.5% and a perpetual growth rate of 3.6%. In 2011, the Company assumed a discount rate of 14.8% and a perpetual growth rate of 3.5%. In 2010, the Company assumed a discount rate of 14.0% and a perpetual growth rate of 3.5%. These rates reflected the market conditions in the respective periods.
The fair value of the indefinite-lived assets is determined for the annual impairment test using the Royalty Savings Method, which is a variation of the income approach. In 2012, a discount rate of 12.5% was used plus a premium of 1.0%. In 2011, a discount rate of 14.0% was used plus a premium of 1.0%. In 2010, a discount rate of 14.0% was used plus a premium of 1.0%.
The Company’s first step impairment analysis for 2012, 2011 and 2010 indicated that the fair value of the reporting units approximated or exceeded their carrying values. The impairment test resulted in no impairment charges in 2012, 2011 and 2010. The only changes in the value of goodwill were due to foreign currency translation adjustments.

Finite lived intangible assets:
Finite lived intangible assets consist of customer relationships. The customer relationship intangible asset is being amortized using the straight-line method over its estimated useful life of fifteen years based on historical and expected customer attrition rates. Straight-line amortization reflects an appropriate allocation of cost of the intangible asset to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.
Amortization expense related to customer relationships of $4.5 million for each of the years ended December 31, 2012, 2011 and 2010 is included in selling, general and administrative expenses in the consolidated statements of comprehensive income (loss). Annual amortization expense for each of the next five years is expected to be $4.5 million per year.
Management reviews the valuation and the estimated useful lives of its finite lived intangible assets when events or circumstances indicate that the asset might be impaired, taking into consideration any events or circumstances which might result in diminished fair value or revised useful life.
Deferred Financing Costs:
Debt issuance costs are deferred and amortized to deferred financing expense using the interest method over the terms of the related debt. Amortization of such costs for the fiscal years 2012, 2011 and 2010 totaled approximately $3.1 million, $2.5 million and $1.4 million, respectively.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Future estimated aggregate deferred financing costs amortization expense at December 31, 2012 is as follows:

Year Ending December 31,
2013	$3,120
2014	3,120
2015	2,877
Foreign Currency Translation/Transactions
The financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars for consolidation. All assets and liabilities are translated using period-end exchange rates and statements of comprehensive income (loss) items are translated using average exchange rates for the period. The resulting adjustments are recorded as comprehensive income (loss) in the statement of changes in member’s equity (deficit). Also recorded as adjustments in member’s equity (deficit) are transaction gains and losses on long-term intercompany balances for which settlement is not planned or anticipated in the foreseeable future. Other foreign currency transaction gains and losses are included in determining net income, but have not been material in any of the periods presented.
Revenue Recognition
Revenue is recognized upon delivery of product, which represents the point at which ownership transfers to the customer. Net sales represent gross sales less deductions taken for sales returns, freight charge backs and incentive rebate programs. These deductions are based on historical experience, market conditions and terms of the applicable marketing agreements with the customers. Taxes collected from customers are not included in revenue, but are recorded as a liability until remitted to the appropriate governmental authorities.
Shipping and Handling Costs
The Company classifies freight billings to customers as a component of net sales and the related cost is included as a component of cost of sales in the statement of comprehensive income (loss).
Advertising
The Company expenses all advertising costs as incurred. Advertising expense was $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Marketing Programs
Under these arrangements the Company agrees to reimburse certain of its customers for a portion of the costs incurred by the customer to advertise and promote certain of the Company’s products. The Company recognizes the cost of cooperative advertising programs in the period in which the advertising and promotional activity takes place. The actual costs of these programs are included in selling, general and administrative expenses in the statements of comprehensive income (loss).
Product Warranties
The Company provides warranties for its products ranging from five years up to the life of the product. Estimated costs to be incurred for such warranties are provided for in the period of sale based on historical claim rates as a component of cost of sales in the statements of comprehensive income (loss). (See Note 4, “Supplemental Financial Statement Information”)

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Income Taxes
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

4.	Supplemental Financial Statement Information
Trade Accounts Receivable
Trade accounts receivable consists of the following as of December 31:

	2012	2011
Trade accounts receivable	$20,822	$20,949
Less: allowance for uncollectible accounts	(558)	(857)
Trade accounts receivable, net	$20,264	$20,092

Inventories
Inventories consist of the following as of December 31:

	2012	2011
Raw materials and supplies	$13,014	$11,999
Work in process	2,382	2,110
Finished goods	4,364	3,394
Inventories	$19,760	$17,503

Supplier Concentration
The Company purchased approximately 15.2%, 14.9% and 19.4% of its raw materials during 2012, 2011 and 2010, respectively, from its largest supplier. While the loss of this vendor could negatively impact the operations of the Company in the near term, products purchased from this vendor are available through other sources.
Property, Plant and Equipment
Property, plant and equipment consist of the following as of December 31:

	2012	2011
Land	$2,971	$2,963
Buildings and improvements	26,104	25,478
Factory equipment	33,321	30,209
Vehicles	344	284
Office and data processing equipment	6,377	6,309
Construction in progress	499	1,740
Property, plant and equipment, gross	69,616	66,983
Less: accumulated depreciation	(43,655)	(39,549)
Property, plant and equipment, net	$25,961	$27,434

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Accrued Expenses
Accrued expenses consist of the following as of December 31:

	2012	2011
Salaries, wages and employee benefits	$6,761	$5,750
Commissions, rebates and marketing programs	2,893	2,496
Workers' compensation	1,371	1,567
Interest	1,178	1,179
Other, including product warranty accruals	2,690	2,783
Accrued expenses	$14,893	$13,775

Product Warranties
Product warranty activity is as follows for the years ended December 31:

	2012	2011	2010
Beginning balance	$732	$781	$494
Accruals for warranties	3,071	3,143	2,771
Claims paid	(3,070)	(3,192)	(2,484)
Ending balance	$733	$732	$781

5.	Income Taxes
The Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The Company’s accrual for these tax exposures was $0.1 million, $0.1 million and $0.2 million at December 31, 2012, 2011 and 2010, respectively.
The Company is subject to tax examinations by tax authorities in numerous states until the applicable statute of limitations expire. The Company does not anticipate significant changes in the amount of unrecognized tax benefits over the next year.

6.	Long-Term Debt
Long-term debt consists of the following as of December 31:

	2012	2011
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000
Long-term debt	$240,000	$240,000

ABL Facility
In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of December 31, 2012, the borrowing base was approximately $17.0 million.
In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The ABL Credit Agreement contains negative covenants that limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of December 31, 2012, the Company was in compliance with these provisions.
Indebtedness under the ABL Facility is guaranteed, on a joint and several basis, by Norcraft Intermediate Holdings, L.P. (the immediate parent of Norcraft), Norcraft Finance Corp. (a subsidiary of Norcaft), Norcraft Canada Corporation (a subsidiary of Norcraft) and all of Norcraft’s current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a first priority security interest in substantially all of Norcraft’s and the guarantor’s existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.
As of December 31, 2012 and 2011, there were no borrowings outstanding. At December 31, 2012 there were approximately $4.5 million of a letter of credit outstanding and unused commitments of $12.5 million under the ABL Facility.
The Company has no unused letters of credit.
Senior Secured Second Lien Notes
In December 2009, Norcraft and Norcraft Finance Corp., a wholly-owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10.5% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10.5% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the Company's 9% senior subordinated notes due 2011 and to make a distribution to Holdings to allow Holdings to repurchase a portion of its 9.75% senior discount notes due 2012.
In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to retire the remainder of its 9.75% senior discount notes due 2012 and pay related transaction and financing costs.
Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to all of the principal amount of the senior secured second lien notes plus a premium declining ratably to par plus accrued interest.
If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of December 31, 2012, Norcraft was in compliance with these provisions.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

The following represents certain condensed consolidating financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 for Norcraft as co-issuer and Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2012

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$59,430	$—	$5,833	$—	$65,263
Property, plant & equipment, net	20,032	—	5,929	—	25,961
Investments in subsidiary	(1,805)	—	—	1,805	—
Other assets	176,914	—	300	(12,295)	164,919
Total assets	$254,571	$—	$12,062	$(10,490)	$256,143
Current liabilities	$20,454	$—	$1,572	$—	$22,026
Long-term debt	240,000	—	12,295	(12,295)	240,000
Unamortized premium on bonds payable	127	—	—	—	127
Other liabilities	48	—	—	—	48
Member’s equity (deficit)	(6,058)	—	(1,805)	1,805	(6,058)
Total liabilities & member’s equity (deficit)	$254,571	$—	$12,062	$(10,490)	$256,143
As of December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$57,816	$—	$5,799	$—	$63,615
Property, plant & equipment, net	21,312	—	6,122	—	27,434
Investments in subsidiary	(928)	—	—	928	—
Other assets	183,768	—	293	(11,440)	172,621
Total assets	$261,968	$—	$12,214	$(10,512)	$263,670
Current liabilities	$18,639	$—	$1,702	$—	$20,341
Long-term debt	240,000	—	11,440	(11,440)	240,000
Unamortized premium on bonds payable	166	—	—	—	166
Other liabilities	108	—	—	—	108
Member’s equity (deficit)	3,055	—	(928)	928	3,055
Total liabilities & member’s equity (deficit)	$261,968	$—	$12,214	$(10,512)	$263,670

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2012

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$270,028	$—	$23,657	$(4,903)	$288,782
Cost of sales	199,695	—	20,482	(4,903)	215,274
Gross profit	70,333	—	3,175	—	73,508
Equity in earnings (losses) of subsidiary	(1,096)	—	—	1,096	—
Selling, general and administrative expenses	49,991	—	4,153	—	54,144
Income (loss) from operations	19,246	—	(978)	1,096	19,364
Other expense:
Interest expense, net	25,711	—	108	—	25,819
Amortization of deferred financing costs	3,120	—	—	—	3,120
Other expense, net	(26)	—	10	—	(16)
Total other expense	28,805	—	118	—	28,923
Net income (loss)	(9,559)	—	(1,096)	1,096	(9,559)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	219	—	219
Total other comprehensive income (loss)	—	—	219	—	219
Comprehensive income (loss)	$(9,559)	$—	$(877)	$1,096	$(9,340)

For the Year Ended December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$251,559	$—	$21,990	$(4,244)	$269,305
Cost of sales	181,447	—	18,650	(4,244)	195,853
Gross profit	70,112	—	3,340	—	73,452
Equity in earnings (losses) of subsidiary	(331)	—	—	331	—
Selling, general and administrative expenses	47,502	—	3,597	—	51,099
Income (loss) from operations	22,279	—	(257)	331	22,353
Other expense:
Interest expense, net	23,469	—	80	—	23,549
Amortization of deferred financing costs	2,454	—	—	—	2,454
Other expense, net	87	—	(6)	—	81
Total other expense	26,010	—	74	—	26,084
Net income (loss)	(3,731)	—	(331)	331	(3,731)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(295)	—	(295)
Total other comprehensive income (loss)	—	—	(295)	—	(295)
Comprehensive income (loss)	$(3,731)	$—	$(626)	$331	$(4,026)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$246,116	$—	$19,225	$(2,773)	$262,568
Cost of sales	173,382	—	16,873	(2,773)	187,482
Gross profit	72,734	—	2,352	—	75,086
Equity in earnings (losses) of subsidiary	(384)	—	—	384	—
Selling, general and administrative expenses	47,730	—	2,672	—	50,402
Income (loss) from operations	24,620	—	(320)	384	24,684
Other expense:
Interest expense, net	20,028	—	63	—	20,091
Amortization of deferred financing costs	1,376	—	—	—	1,376
Other expense, net	25	—	1	—	26
Total other expense	21,429	—	64	—	21,493
Net income (loss)	3,191	—	(384)	384	3,191
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	1,611	—	1,611
Total other comprehensive income (loss)	—	—	1,611	—	1,611
Comprehensive income (loss)	$3,191	$—	$1,227	$384	$4,802

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$4,998	$—	$1,208	$—	$6,206
Cash flows provided by (used in) investing activities	(7,522)	—	(745)	855	(7,412)
Cash flows provided by (used in) financing activities	37	—	855	(855)	37
Effect of exchange rates on cash and cash equivalents	—	—	3	—	3
Net increase (decrease) in cash and cash equivalents	(2,487)	—	1,321	—	(1,166)
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185
Cash and cash equivalents, end of period	$21,818	$—	$1,201	$—	$23,019

For the Year Ended December 31, 2011

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$7,729	$—	$(986)	$—	$6,743
Cash flows provided by (used in) investing activities	(8,379)	—	(561)	1,543	(7,397)
Cash flows provided by (used in) financing activities	(3,750)	—	1,543	(1,543)	(3,750)
Effect of exchange rates on cash and cash equivalents	—	—	(68)	—	(68)
Net increase (decrease) in cash and cash equivalents	(4,400)	—	(72)	—	(4,472)
Cash and cash equivalents, beginning of period	28,705	—	(48)	—	28,657
Cash and cash equivalents, end of period	$24,305	$—	$(120)	$—	$24,185

For the Year Ended December 31, 2010

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$20,247	$—	$(57)	$—	$20,190
Cash flows provided by (used in) investing activities	(5,471)	—	(1,512)	563	(6,420)
Cash flows provided by (used in) financing activities	(1,862)	—	563	(563)	(1,862)
Effect of exchange rates on cash and cash equivalents	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	12,914	—	(988)	—	11,926
Cash and cash equivalents, beginning of period	15,791	—	940	—	16,731
Cash and cash equivalents, end of period	$28,705	$—	$(48)	$—	$28,657

(1)	Co-issuers

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

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

7.	Disclosures About Fair Value of Financial Instruments
The following tables present the carrying amounts and quoted fair market values of financial instruments at December 31, 2012 and 2011. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
10.75% senior secured second lien notes	$240,000	$241,800	$240,000	$223,800

The quoted fair market value of the financial instruments presented may not be indicative of their future values.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

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
The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted 0.1 million and 0.3 million in incentive Class D units during the years ended December 31, 2012 and 2011, respectively.
Compensation expense related to Class D units was $0.2 million for of the years ended December 31, 2012, 2011 and 2010. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

The following table sets forth information about the fair value of the Class D unit grant on the date of grant using the Black-Scholes option-pricing model and the weighted average assumptions used for such grant:

	2012	2011
Weighted-average fair value of Class D units granted	$0.14	$0.16
Dividend yield	0.0%	0.0%
Risk-free interest rate	0.70%	0.76%
Volatility	51.9%	51.9%
Expected lives	4.3	4.3

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

A summary of Class D unit activity under the Plan is as follows:

	2012		2011		2010
	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price	Units	Weighted- Average Exercise Price
Beginning balance	6,886,577	$0.26	6,811,577	$0.26	4,727,220	$0.22
Granted	125,000	0.32	305,000	0.39	3,620,199	0.35
Forfeited/expired	(50,000)	0.39	(230,000)	2.16	(1,535,842)	1.81
Ending balance	6,961,577	0.26	6,886,577	0.26	6,811,577	0.26
Exercisable	6,793,244	0.26	5,533,699	0.24	4,333,183	0.20

Both the intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2012 were $0.3 million. The intrinsic values of the issued Class D units and exercisable Class D units at December 31, 2011 were $1.2 million and $1.1 million, respectively.
The Class D units vested during 2012 and 2011 had fair values of $0.04 million and $0.12 million, respectively.
The total compensation cost of non-vested awards not yet recognized is $0.2 million for each of the years ended 2012 and 2011.
The Plan will terminate in December 2015.

9.	Employee Benefit Plan
The Company sponsors a contributory defined contribution plan, established under the provisions of Section 401(k) of the Internal Revenue Code, which provides, among other things, for the Company to make discretionary contributions. Company contributions to this plan during the years ended December 31, 2012, 2011 and 2010 were minimal.

10.	Related Party Transactions
The Company has an agreement with affiliates of each of SKM Equity Fund III, L.P. and Trimaran Fund II, L.L.C. to provide management services to the Company. Under the terms of the agreement, the Company will pay a $1.0 million annual management fee plus reimbursement of any out-of-pocket expenses incurred. The agreement expires upon sale to an unaffiliated third party of substantially all of the Company’s assets or interests. Management fees charged to expense as a component of selling, general and administrative expenses was $1.0 million for each of the years ended December 31, 2012, 2011 and 2010.

11.	Leases
The Company leases its corporate office and distribution facilities under operating leases expiring on various dates. Certain lease agreements have terms for renewal or include rent escalation clauses. In addition to the base rent, certain leases require the Company to pay as additional rent a portion of the real estate taxes and common area expenses of the leased premises. Total rent expense was $2.5 million, $2.3 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company has historically entered and will continue to enter into leases of a temporary or short-term nature and that do not have future non-cancelable commitments. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

Future minimum lease payments under non-cancelable operating leases at December 31, 2012, are as follows:

Year Ending December 31,	Amount
2013	$2,463
2014	2,043
2015	1,061
2016	370
2017	195
$6,132

12.	Commitments and Contingencies
The Company is party to legal actions and contingencies arising during the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

13.	Unaudited Supplemental Quarterly Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$67,862	$75,825	$73,863	$71,232
Cost of sales	49,942	55,377	55,360	54,595
Gross profit	17,920	20,448	18,503	16,637
Selling, general and administrative expenses	13,179	13,701	13,849	13,415
Income from operations	4,741	6,747	4,654	3,222
Other expense:
Interest expense, net	6,450	6,461	6,461	6,447
Amortization of deferred financing costs	780	780	780	780
Other expense, net	27	24	10	(77)
Total other expense	7,257	7,265	7,251	7,150
Net income (loss)	(2,516)	(518)	(2,597)	(3,928)
Other comprehensive income (loss):
Foreign currency translation adjustment	223	(283)	500	(221)
Total other comprehensive income (loss)	223	(283)	500	(221)
Comprehensive income (loss)	$(2,293)	$(801)	$(2,097)	$(4,149)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$64,188	$75,037	$67,718	$62,362
Cost of sales	47,585	53,823	48,815	45,630
Gross profit	16,603	21,214	18,903	16,732
Selling, general and administrative expenses	12,360	13,470	12,313	12,956
Income from operations	4,243	7,744	6,590	3,776
Other expense:
Interest expense, net	5,027	5,628	6,451	6,443
Amortization of deferred financing costs	370	501	795	788
Other expense, net	24	28	51	(22)
Total other expense	5,421	6,157	7,297	7,209
Net income (loss)	(1,178)	1,587	(707)	(3,433)
Other comprehensive income (loss):
Foreign currency translation adjustment	262	(78)	(566)	87
Total other comprehensive income (loss)	262	(78)	(566)	87
Comprehensive income (loss)	$(916)	$1,509	$(1,273)	$(3,346)

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)

14.	Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this new ASU, an entity can elect to present items of net income and other comprehensive income in a single continuous statement or in two separate, but consecutive, statements. This guidance is effective for publicly traded companies as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. Early adoption is permitted, but full retrospective application is required. The Company adopted ASU 2011-05 and it did not have a material impact on the Company’s consolidated financial statements.
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
In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-12 and it did not have a material impact on the Company's consolidated financial statements.
In July of 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect such adoption will have a material impact on the Company's consolidated financial statements.

Norcraft Companies L.P.
Schedule II – Consolidated Valuation and Qualifying Accounts
(dollar amounts in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
2012
Allowance for uncollectible accounts	$857	$168	$(467)	$558
2011
Allowance for uncollectible accounts	$1,126	$236	$(505)	$857
2010
Allowance for uncollectible accounts	$998	$589	$(461)	$1,126

S-1

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Limited Partnership of Norcraft Companies, L.P. (incorporated by reference to Exhibit 3.1 to Norcraft Companies, L.P. Form S-4, filed on April 27, 2004; File No.: 333-114924).

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

E-1

EXHIBIT INDEX

Exhibit	Description

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

E-2

EXHIBIT INDEX

Exhibit	Description

10.21	Employment Letter, dated December 1, 2005, from Norcraft Companies, L.P. to Kurt Wanninger (incorporated by reference to Exhibit 10.19 to Norcraft Companies, L.P. Form 10-K filed on March 31, 2006).

10.22	Employment Letter, dated February 13, 2008, from Norcraft Companies, L.P. to Simon Solomon. (incorporated by reference to Exhibit 10.22 to Norcraft Holdings, L.P.’s Form 10-K filed on March 31, 2009).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Norcraft Holdings, L.P.’s Registration Statement on Form S-4 filed on October 12, 2004; File No.: 333-119696).

31.1 *	Certification by Mark Buller pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification by Leigh Ginter pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification by Mark Buller pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification by Leigh Ginter pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

E-3