Form 10-Q
period 2013-03-31
NORCRAFT COMPANIES LP
filed 2013-05-15
CIK 1288248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
Commission file number: 333-114924
________________________________
Norcraft Companies, L.P.
(Exact name of registrant as specified in its certificate of limited partnership)
 ________________________________

Delaware	36-4231718
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

________________________________
3020 Denmark Avenue, Suite 100
Eagan, MN 55121
(Address of Principal Executive Offices)
________________________________
(800) 297-0661
(Registrant’s Telephone Number, Including Area Code)
________________________________
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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.
Consolidated Balance Sheets
(dollar amounts in thousands)

	March 31, 2013(unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,431	$23,019
Trade accounts receivable, net	24,973	20,264
Inventories	21,674	19,760
Prepaid and other current assets	1,808	2,220
Total current assets	75,886	65,263
Non-current assets:
Property, plant and equipment, net	25,562	25,961
Goodwill	88,479	88,484
Intangible assets, net	68,252	70,148
Display cabinets, net	5,804	6,019
Other assets	191	268
Total non-current assets	188,288	190,880
Total assets	$264,174	$256,143
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,134	$7,133
Accrued expenses	20,436	14,893
Total current liabilities	31,570	22,026
Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	117	127
Other liabilities	51	48
Total non-current liabilities	240,168	240,175
Total liabilities	271,738	262,201
Commitments and contingencies	—	—
Member’s equity (deficit):
Member’s equity (deficit)	(9,001)	(7,686)
Accumulated other comprehensive income	1,437	1,628
Total member’s equity (deficit)	(7,564)	(6,058)
Total liabilities and member’s equity (deficit)	$264,174	$256,143

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statements of Comprehensive Loss
(dollar amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$77,348	$67,862
Cost of sales	57,578	49,942
Gross profit	19,770	17,920
Selling, general and administrative expenses	13,856	13,179
Income from operations	5,914	4,741
Other expense:
Interest expense, net	6,447	6,450
Amortization of deferred financing costs	780	780
Other expense, net	10	27
Total other expense	7,237	7,257
Net loss	(1,323)	(2,516)

Other comprehensive income (loss):
Foreign currency translation adjustment	(191)	223
Total other comprehensive income (loss)	(191)	223
Comprehensive loss	$(1,514)	$(2,293)

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Changes in Member’s Equity (Deficit)
(dollar amounts in thousands)
(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)
Member's equity at January 1, 2013	$(7,686)	$1,628	$(6,058)
Issuance of member’s interest	3	—	3
Stock compensation expense	5	—	5
Comprehensive loss	(1,323)	(191)	(1,514)
Member's equity (deficit) at March 31, 2013	$(9,001)	$1,437	$(7,564)

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,323)	$(2,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,112	1,157
Amortization:
Customer relationships	1,116	1,117
Deferred financing costs	780	780
Display cabinets	1,136	1,019
Discount amortization/accreted interest	(10)	(10)
Provision for uncollectible accounts receivable	51	(14)
Provision for obsolete and excess inventories	66	69
Provision for warranty claims	753	757
Stock compensation expense	5	46
Gain on disposal of assets	—	(1)
Change in operating assets and liabilities:
Trade accounts receivable	(4,807)	(2,678)
Inventories	(2,011)	(1,625)
Prepaid expenses	410	269
Other assets	77	78
Accounts payable and accrued expenses	8,823	7,719
Net cash provided by operating activities	6,178	6,167
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	2
Purchase of property, plant and equipment	(816)	(484)
Additions to display cabinets	(921)	(1,136)
Net cash used in investing activities	(1,737)	(1,618)
Cash flows from financing activities:
Proceeds from issuance of member interests	3	—
Distributions to member	—	(10)
Net cash provided by (used in) financing activities	3	(10)
Effect of exchange rates on cash and cash equivalents	(32)	6
Net increase in cash and cash equivalents	4,412	4,545
Cash and cash equivalents, beginning of the period	23,019	24,185
Cash and cash equivalents, end of period	$27,431	$28,730

See notes to consolidated financial statements.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

1.	Basis of Presentation
The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company.” Norcraft Holdings, L.P. (“Holdings”) is the parent company of Norcraft.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of March 31, 2013 and 2012 and for the three months ended March 31, 2013 and 2012 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	March 31, 2013	December 31, 2012
Trade accounts receivable	$25,588	$20,822
Less: allowance for uncollectible accounts	(615)	(558)
Trade accounts receivable, net	$24,973	$20,264

3.	Inventories
Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials and supplies	$13,196	$13,014
Work in process	2,708	2,382
Finished goods	5,770	4,364
Inventories	$21,674	$19,760

4.	Intangible Assets
Intangible assets consist of the following:

	March 31, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,479			$88,479

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(42,185)	24,815
Deferred financing costs		16,123	(7,786)	8,337
	$35,100	$83,123	$(49,971)	$68,252

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

	December 31, 2012
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,484			$88,484

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(41,069)	25,931
Deferred financing costs		16,123	(7,006)	9,117
	$35,100	$83,123	$(48,075)	$70,148

There were no events or circumstances during the three months ended March 31, 2013 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment.

5.	Accrued Expenses
Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Interest	$7,475	$1,178
Salaries, wages and employee benefits	5,813	6,761
Commissions, rebates and marketing programs	2,630	2,893
Other, including product warranty accruals	3,127	2,690
Workers’ compensation	1,391	1,371
Accrued expenses	$20,436	$14,893

Product warranty accrual activity for the three months ended is as follows:

	March 31, 2013	March 31, 2012
Beginning balance – December 31	$733	$732
Accruals for warranties	753	757
Claims paid	(786)	(734)
Ending balance - March 31	$700	$755

6.	Stock-Based Compensation
The Company has a management incentive plan, (the “Plan”) which provides for the grants of incentive Class D limited partnership units in Holdings to selected employees of the Company.
Under the terms of the Plan, the Class D units vest with time-based vesting over three years. Upon vesting, each Class D unit entitles the unit holder the option to purchase one Class A unit in Holdings. All Class D units are issued with an exercise price equal to the then fair value of Holdings’ Class A units as determined by the Company.
The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted no incentive Class D units during the three months ended March 31, 2013.
Compensation expense related to Class D units was negligible for the three months ended March 31, 2013 and $0.05 million for the three months ended March 31, 2012. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

A summary of Class D Unit activity under the Plan is as follows:

	Three Months Ended
	March 31, 2013
	Units	Weighted- Average Exercise Price
Beginning balance	6,961,577	$0.26
Granted	—	—
Exercised	(8,333)	$0.39
Forfeited/expired	(16,667)	$0.39
Ending balance	6,936,577	$0.26
Exercisable	6,776,577	$0.26

The intrinsic values of the issued Class D units and exercisable Class D units at March 31, 2013 were each $0.5 million.
The Plan will terminate in December 2015.

7.	Long-Term Debt
Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000
Long term debt	$240,000	$240,000

ABL Facility
In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2013, the borrowing base was approximately $20.9 million.
In May 2011, the ABL Credit Agreement was modified and now has a maturity of September 2015.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2013, the Company was in compliance with these provisions.
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

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

As of March 31, 2013, there were no borrowings outstanding, approximately $4.5 million of a letter of credit outstanding and unused commitments of $16.4 million under the ABL Facility.
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
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2013, Norcraft was in compliance with these provisions.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The following represents certain condensed consolidating financial information as of March 31, 2013 and December 31, 2012 and for the periods ended March 31, 2013 and 2012 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$71,124	$—	$4,762	$—	$75,886
Property, plant & equipment, net	19,918	—	5,644	—	25,562
Investments in subsidiary	(2,357)	—	—	2,357	—
Other assets	173,877	—	310	(11,461)	162,726
Total assets	$262,562	$—	$10,716	$(9,104)	$264,174
Current liabilities	$29,958	$—	$1,612	$—	$31,570
Long-term debt	240,000	—	11,461	(11,461)	240,000
Unamortized premium on bonds payable	117	—	—	—	117
Other liabilities	51	—	—	—	51
Member’s equity (deficit)	(7,564)	—	(2,357)	2,357	(7,564)
Total liabilities & member’s equity (deficit)	$262,562	$—	$10,716	$(9,104)	$264,174

As of December 31, 2012
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$59,430	$—	$5,833	$—	$65,263
Property, plant & equipment, net	20,032	—	5,929	—	25,961
Investments in subsidiary	(1,805)	—	—	1,805	—
Other assets	176,914	—	300	(12,295)	164,919
Total assets	$254,571	$—	$12,062	$(10,490)	$256,143
Current liabilities	$20,454	$—	$1,572	$—	$22,026
Long-term debt	240,000	—	12,295	(12,295)	240,000
Unamortized premium on bonds payable	127	—	—	—	127
Other liabilities	48	—	—	—	48
Member’s equity (deficit)	(6,058)	—	(1,805)	1,805	(6,058)
Total liabilities & member’s equity (deficit)	$254,571	$—	$12,062	$(10,490)	$256,143

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$72,888	$—	$5,571	$(1,111)	$77,348
Cost of sales	53,816	—	4,873	(1,111)	57,578
Gross profit	19,072	—	698	—	19,770
Equity in earnings (losses) of subsidiary	(361)	—	—	361	—
Selling, general and administrative expenses	12,819	—	1,037	—	13,856
Income (loss) from operations	5,892	—	(339)	361	5,914
Other expense:
Interest expense, net	6,423	—	24	—	6,447
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	12	—	(2)	—	10
Total other expense	7,215	—	22	—	7,237
Net income (loss)	(1,323)	—	(361)	361	(1,323)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(191)	—	(191)
Total other comprehensive income (loss)	—	—	(191)	—	(191)
Comprehensive income (loss)	$(1,323)	$—	$(552)	$361	$(1,514)

For the Three Months Ended March 31, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$63,030	$—	$5,937	$(1,105)	$67,862
Cost of sales	45,843	—	5,204	(1,105)	49,942
Gross profit	17,187	—	733	—	17,920
Equity in earnings (losses) of subsidiary	(286)	—	—	286	—
Selling, general and administrative expenses	12,183	—	996	—	13,179
Income (loss) from operations	4,718	—	(263)	286	4,741
Other expense:
Interest expense, net	6,430	—	20	—	6,450
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	24	—	3	—	27
Total other expense	7,234	—	23	—	7,257
Net income (loss)	(2,516)	—	(286)	286	(2,516)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	223	—	223
Total other comprehensive income (loss)	—	—	223	—	223
Comprehensive income (loss)	$(2,516)	$—	$(63)	$286	$(2,293)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$6,305	$—	$(127)	$—	$6,178
Cash flows provided by (used in) investing activities	(790)	—	(113)	(834)	(1,737)
Cash flows provided by (used in) financing activities	3	—	(834)	834	3
Effect of exchange rates on cash and cash equivalents	—	—	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	5,518	—	(1,106)	—	4,412
Cash and cash equivalents, beginning of period	21,818	—	1,201	—	23,019
Cash and cash equivalents, end of period	$27,336	$—	$95	$—	$27,431

For the Three Months Ended March 31, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$5,742	$—	$425	$—	$6,167
Cash flows provided by (used in) investing activities	(1,795)	—	(115)	292	(1,618)
Cash flows provided by (used in) financing activities	(10)	—	292	(292)	(10)
Effect of exchange rates on cash and cash equivalents	—	—	6	—	6
Net increase (decrease) in cash and cash equivalents	3,937	—	608	—	4,545
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185
Cash and cash equivalents, end of period	$28,242	$—	$488	$—	$28,730

(1)	Co-issuers
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

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

8.	Recently Issued Accounting Pronouncements
In July of 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date. The standard addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The new guidance is to be applied retrospectively to all prior periods presented for those obligations beginning after December 15, 2013 or for nonpublic entities beginning after December 15, 2014. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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
Overview
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this quarterly report. Additionally, the following discussion should be read together with the Selected Financial Data and our consolidated financial statements and the accompanying notes included in our 2012 Annual Report on Form 10-K. All of our operations are conducted through Norcraft Companies, L.P. (“Norcraft”) and its subsidiaries. Norcraft is an indirect wholly-owned subsidiary of Norcraft Holdings, L.P. (“Holdings”). The words “Company”, “we”, “us” and “our” refer to Norcraft and its subsidiaries.
We are a leader in manufacturing, assembling and finishing kitchen and bathroom cabinetry in the U.S. and parts of Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry®, Brookwood® and Urban EffectsTM. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
During the three months ended March 31, 2013, we experienced modest sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies, but was generally consistent with the growth in our industry as a whole. But, with the competitiveness of the industry, much of the discounting and sales promotions have continued and our margins were negatively impacted. We are currently carefully adjusting our pricing, promotional activities and costs, in part to offset possible price increases in raw materials, and expect future margins to gradually improve along with sales.

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three months ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	74.5%	73.6%
Gross profit	25.5%	26.4%
Selling, general and administrative expenses	17.9%	19.4%
Income from operations	7.6%	7.0%
Interest expense, net	8.3%	9.5%
Amortization of deferred financing costs	1.0%	1.2%
Net loss	(1.7)%	(3.7)%

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Net Sales. Net sales increased by $9.5 million, or 14.0%, from $67.9 million for the three months ended March 31, 2012 to $77.4 million for the same period of 2013. The increase in sales was attributable to increases in sales in nearly all of our divisions, with Mid Continent making up over half, StarMark and UltraCraft making up under a quarter and the Winnipeg, Canada facility showing a modest decline. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company’s market share. Net sales to our largest customer were lower during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.
Cost of Sales. Cost of sales increased by $7.6 million, or 15.3%, from $50.0 million for the three months ended March 31, 2012 to $57.6 million for same period of 2013. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the three months ended March 31, 2013. Cost of sales as a percentage of net sales increased from 73.6% for the three months ended March 31, 2012 to 74.5% for the same period of 2013.
Gross Profit. Gross profit increased by $1.9 million, or 10.3%, from $17.9 million for the three months ended March 31, 2012 to $19.8 million for the same period of 2013. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales decreased from 26.4% for the three months ended March 31, 2012 to 25.5% for the same period of 2013. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions done in response to the competitive conditions in our industry.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or 5.1%, from $13.2 million for the three months ended March 31, 2012 to $13.9 million for the same period of 2013. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 19.4% for the three months ended March 31, 2012 to 17.9% for the same period of 2013.
Income from Operations. Income from operations increased by $1.2 million, or 24.7%, from $4.7 million for the three months ended March 31, 2012 compared to $5.9 million for the same period of 2013. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 7.0% for the three months ended March 31, 2012 to 7.6% for the same period of 2013.
Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses were flat at $7.2 million for the three months ended March 31, 2012 and 2013. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 10.7% for the three months ended March 31, 2012 to 9.3% for the same period of 2013.
Net Loss. Net loss decreased by $1.2 million from $2.5 million for the three months ended March 31, 2012 compared to $1.3 million for the same period of 2013, for the reasons described above. Net loss as a percentage of net sales improved from (3.7%) for the three months ended March 31, 2012 to (1.7%) for the same period of 2013.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.
Cash provided by operating activities was $6.2 million for the three months ended March 31, 2013 and 2012. The decrease in net loss of $1.2 million for the three months ended March 31, 2013, as discussed above, was offset by a change in operating assets and liabilities of $1.2 million.
Cash used in investing activities was $1.7 million for the three months ended March 31, 2013, compared with $1.6 million for the same period of 2012, an increase in cash used of $0.1 million. Capital expenditures were $0.8 million for the three months ended March 31, 2013, compared with $0.5 million for the same period of 2012, an increase of $0.3 million. Additions to display cabinets were $0.9 million for the three months ended March 31, 2013, compared with $1.1 million for the same period of 2012, a decrease of $0.2 million.
Cash used in financing activities was minimal for the three months ended March 31, 2013 and 2012.
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
Debt Structure
ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the "ABL facility") pursuant to a credit agreement dated as of December 9, 2009 (the "ABL credit agreement") by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base, and has a maturity date of December 9, 2013. As of March 31, 2013, the borrowing base was approximately $20.9 million.
In May 2011, the ABL credit agreement was modified and now has a maturity of September 2015.
The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business that Norcraft currently conducts, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions and (j) prepaying the senior secured second lien notes, the senior discount notes and any subordinated debt. As of March 31, 2013, the Company was in compliance with these provisions.

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
As of March 31, 2013, there were no borrowings outstanding, approximately $4.5 million in a letter of credit outstanding and unused commitments of $16.4 million under the ABL facility.
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
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, dispose of assets, make acquisitions, make other investments, pay dividends and make various other payments. The terms also include cross-default provisions. As of March 31, 2013, Norcraft was in compliance with these provisions.
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
The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There was no tax distribution during the three months ended March 31, 2013.
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

Critical Accounting Polices
In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. The basis for developing the estimates and assumptions within our critical accounting policies is based on historical information and known current trends and factors. The estimates and assumptions are evaluated on an ongoing basis and actual results have been within the Company’s expectations. We have not changed these policies from those previously disclosed in our annual report.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
We currently do not hedge against interest rate movements or foreign currency fluctuations. The risk inherent in our market-sensitive instruments and positions is the potential loss arising from adverse changes to interest rates as discussed below.
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At March 31, 2013, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.
Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 6% of our sales during the three months ended March 31, 2013 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The materialization of any risks and uncertainties identified in Part I, Item 2, “Uncertainty of Forward Looking Statements and Information” contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material adverse effects on our financial condition, results of operations and cash flows.

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

NORCRAFT COMPANIES, L.P. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
President and Chief Executive Officer		Chief Financial Officer

Date:	May 15, 2013	Date:	May 15, 2013
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Executive Officer