Form 10-Q
period 2013-06-30
NORCRAFT COMPANIES LP
filed 2013-08-14
CIK 1288248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.
Consolidated Balance Sheets
(dollar amounts in thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,134	$23,019
Trade accounts receivable, net	28,324	20,264
Inventories	23,266	19,760
Prepaid and other current assets	1,930	2,220
Total current assets	78,654	65,263
Non-current assets:
Property, plant and equipment, net	25,620	25,961
Goodwill	88,470	88,484
Intangible assets, net	66,355	70,148
Display cabinets, net	5,823	6,019
Other assets	114	268
Total non-current assets	186,382	190,880
Total assets	$265,036	$256,143
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,121	$7,133
Accrued expenses	18,827	14,893
Total current liabilities	30,948	22,026
Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	107	127
Other liabilities	54	48
Total non-current liabilities	240,161	240,175
Total liabilities	271,109	262,201
Commitments and contingencies	—	—
Member’s equity (deficit):
Member’s equity (deficit)	(7,194)	(7,686)
Accumulated other comprehensive income	1,121	1,628
Total member’s equity (deficit)	(6,073)	(6,058)
Total liabilities and member’s equity (deficit)	$265,036	$256,143

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statements of Comprehensive Income (Loss)
(dollar amounts in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$90,284	$75,825	$167,632	$143,687
Cost of sales	66,054	55,377	123,632	105,319
Gross profit	24,230	20,448	44,000	38,368
Selling, general and administrative expenses	15,175	13,701	29,031	26,880
Income from operations	9,055	6,747	14,969	11,488
Other expense:
Interest expense, net	6,470	6,461	12,917	12,911
Amortization of deferred financing costs	780	780	1,560	1,560
Other expense, net	2	24	12	51
Total other expense	7,252	7,265	14,489	14,522
Net income (loss)	1,803	(518)	480	(3,034)

Other comprehensive loss:
Foreign currency translation adjustment	(316)	(283)	(507)	(60)
Total other comprehensive loss	(316)	(283)	(507)	(60)
Comprehensive income (loss)	$1,487	$(801)	$(27)	$(3,094)

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Changes in Member’s Equity (Deficit)
(dollar amounts in thousands)
(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)
Member's equity (deficit) at January 1, 2013	$(7,686)	$1,628	$(6,058)
Issuance of member’s interest	3	—	3
Stock compensation expense	9	—	9
Comprehensive income (loss)	480	(507)	(27)
Member's equity (deficit) at June 30, 2013	$(7,194)	$1,121	$(6,073)

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$480	$(3,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	2,218	2,367
Amortization:
Customer relationships	2,233	2,233
Deferred financing costs	1,560	1,560
Display cabinets	2,172	2,059
Discount amortization/accreted interest	(20)	(19)
Provision for uncollectible accounts receivable	83	149
Provision for obsolete and excess inventories	338	221
Provision for warranty claims	1,677	1,615
Stock compensation expense	9	91
Gain on disposal of assets	(2)	(3)
Change in operating assets and liabilities:
Trade accounts receivable	(8,301)	(4,883)
Inventories	(3,936)	(3,091)
Prepaid expenses	287	91
Other assets	150	155
Accounts payable and accrued expenses	7,344	2,596
Net cash provided by operating activities	6,292	2,107
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3	5
Purchase of property, plant and equipment	(2,168)	(1,438)
Additions to display cabinets	(1,976)	(2,304)
Net cash used in investing activities	(4,141)	(3,737)
Cash flows from financing activities:
Payment of financing costs	—	(2)
Proceeds from issuance of member interests	3	—
Distributions to member	—	(10)
Net cash provided by (used in) financing activities	3	(12)
Effect of exchange rates on cash and cash equivalents	(39)	(27)
Net increase (decrease) in cash and cash equivalents	2,115	(1,669)
Cash and cash equivalents, beginning of the period	23,019	24,185
Cash and cash equivalents, end of period	$25,134	$22,516
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,714	$12,776

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

1.	Basis of Presentation
The accompanying financial statements are those of Norcraft Companies, L.P. (“Norcraft”). Norcraft and its subsidiaries are collectively referred to as the “Company.” Norcraft Holdings, L.P. (“Holdings”) is the parent company of Norcraft.
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	June 30, 2013	December 31, 2012
Trade accounts receivable	$28,958	$20,822
Less: allowance for uncollectible accounts	(634)	(558)
Trade accounts receivable, net	$28,324	$20,264

3.	Inventories
Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials and supplies	$14,235	$13,014
Work in process	3,012	2,382
Finished goods	6,019	4,364
Inventories	$23,266	$19,760

4.	Intangible Assets
Intangible assets consist of the following:

	June 30, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,470			$88,470

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(43,302)	23,698
Deferred financing costs		16,123	(8,566)	7,557
	$35,100	$83,123	$(51,868)	$66,355

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

There were no events or circumstances during the three and six months ended June 30, 2013 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under our accounting policy, the Company reviews intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist.

5.	Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Salaries, wages and employee benefits	$9,100	$6,761
Commissions, rebates and marketing programs	2,980	2,893
Workers’ compensation	1,548	1,371
Interest	1,176	1,178
Other, including product warranty accruals	4,023	2,690
Accrued expenses	$18,827	$14,893

Product warranty accrual activity for the six months ended is as follows:

	June 30, 2013	June 30, 2012
Beginning balance - December 31	$733	$732
Accruals for warranties	1,677	1,615
Claims paid	(1,680)	(1,557)
Ending balance - June 30	$730	$790

6.	Stock-Based Compensation
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
The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted no incentive Class D units during the three or six months ended June 30, 2013.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Compensation expense related to Class D units was negligible for the three and six months ended June 30, 2013 and $0.05 million and $0.09 million for the three and six months ended June 30, 2012, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.
A summary of Class D Unit activity under the Plan is as follows:

	Six Months Ended
	June 30, 2013
	Units	Weighted- Average Exercise Price
Beginning balance	6,961,577	$0.26
Granted	—	—
Exercised	(8,333)	$0.39
Forfeited/expired	(16,667)	$0.39
Ending balance	6,936,577	$0.26
Exercisable	6,776,577	$0.26

The intrinsic values of the issued Class D units and exercisable Class D units at June 30, 2013 were each $1.2 million.
The Plan will terminate in December 2015.

7.	Long-Term Debt
Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000
Long term debt	$240,000	$240,000

ABL Facility
In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and had a maturity date of December 9, 2013, which was subsequently amended in May 2011 to be September 15, 2015. As of June 30, 2013, the borrowing base was approximately $22.8 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the senior secured second lien notes and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of June 30, 2013, the Company was in compliance with these provisions.

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
As of June 30, 2013, there were no borrowings outstanding, approximately $4.5 million outstanding under a letter of credit and unused commitments of $18.3 million under the ABL Facility. The Company has no undrawn letters of credit.
Senior Secured Second Lien Notes
In December 2009, Norcraft and Norcraft Finance Corp., a wholly owned finance subsidiary of Norcraft, issued, on a joint and several basis, $180.0 million aggregate principal amount of 10.5% senior secured second lien notes (the “senior secured second lien notes”). Interest accrues on the senior secured second lien notes and is payable semiannually on June 15 and December 15 of each year at a rate of 10.5% per annum, which commenced on June 15, 2010. Proceeds from the issuance of the senior secured second lien notes were used to redeem the 9% senior subordinated notes due 2011 and to make a distribution to Holdings which allowed Holdings to repurchase a portion of its 9.75% senior discount notes due 2012.
In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to repurchase the remainder of its 9.75% senior discount notes due 2012 and to pay related transaction and financing costs.
Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to105.250% (or, during the twelve month period beginning December 15, 2013, 102.625%, or 100% during the period beginning December 15, 2014 and thereafter) of the principal amount thereof, plus accrued and unpaid interest.
If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, pay dividends or make distributions or repurchase or redeem capital stock, issue stock of subsidiaries, make investments, sell asset, incur liens, enter into agreements restricting any subsidiary's ability to pay dividends, enter into sale-leaseback transactions, enter into transaction with affiliates and consolidate, merge or sell substantially all of the assets. The terms also include events of default (including cross-default provisions) which if any of them occurs, would permit or require the principal of and accrued interest on such senior secured second lien notes to become or to be declared due and payable. As of June 30, 2013, Norcraft was in compliance with these provisions.
The senior secured second lien notes are guaranteed, on a joint and several basis, by Norcraft Canada Corporation and all of Norcraft's current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a second priority security interest in substantially all of Norcraft's, Norcraft Finance Corp.'s and the guarantors' existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The following represents certain condensed consolidating financial information as of June 30, 2013 and December 31, 2012 and for the periods ended June 30, 2013 and 2012 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$73,441	$—	$5,213	$—	$78,654
Property, plant & equipment, net	20,148	—	5,472	—	25,620
Investments in subsidiary	(2,729)	—	—	2,729	—
Other assets	172,313	—	297	(11,848)	160,762
Total assets	$263,173	$—	$10,982	$(9,119)	$265,036
Current liabilities	$29,085	$—	$1,863	$—	$30,948
Long-term debt	240,000	—	11,848	(11,848)	240,000
Unamortized premium on bonds payable	107	—	—	—	107
Other liabilities	54	—	—	—	54
Member’s equity (deficit)	(6,073)	—	(2,729)	2,729	(6,073)
Total liabilities & member’s equity (deficit)	$263,173	$—	$10,982	$(9,119)	$265,036

As of December 31, 2012
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$59,430	$—	$5,833	$—	$65,263
Property, plant & equipment, net	20,032	—	5,929	—	25,961
Investments in subsidiary	(1,805)	—	—	1,805	—
Other assets	176,914	—	300	(12,295)	164,919
Total assets	$254,571	$—	$12,062	$(10,490)	$256,143
Current liabilities	$20,454	$—	$1,572	$—	$22,026
Long-term debt	240,000	—	12,295	(12,295)	240,000
Unamortized premium on bonds payable	127	—	—	—	127
Other liabilities	48	—	—	—	48
Member’s equity (deficit)	(6,058)	—	(1,805)	1,805	(6,058)
Total liabilities & member’s equity (deficit)	$254,571	$—	$12,062	$(10,490)	$256,143

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended June 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$85,518	$—	$6,083	$(1,317)	$90,284
Cost of sales	62,169	—	5,202	(1,317)	66,054
Gross profit	23,349	—	881	—	24,230
Equity in earnings (losses) of subsidiary	(55)	—	—	55	—
Selling, general and administrative expenses	14,253	—	922	—	15,175
Income (loss) from operations	9,041	—	(41)	55	9,055
Other expense:
Interest expense, net	6,445	—	25	—	6,470
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	13	—	(11)	—	2
Total other expense	7,238	—	14	—	7,252
Net income (loss)	1,803	—	(55)	55	1,803
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(316)	—	(316)
Total other comprehensive income (loss)	—	—	(316)	—	(316)
Comprehensive income (loss)	$1,803	$—	$(371)	$55	$1,487

For the Three Months Ended June 30, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$71,216	$—	$5,820	$(1,211)	$75,825
Cost of sales	51,571	—	5,017	(1,211)	55,377
Gross profit	19,645	—	803	—	20,448
Equity in earnings (losses) of subsidiary	(332)	—	—	332	—
Selling, general and administrative expenses	12,588	—	1,113	—	13,701
Income (loss) from operations	6,725	—	(310)	332	6,747
Other expense:
Interest expense, net	6,439	—	22	—	6,461
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	24	—	—	—	24
Total other expense	7,243	—	22	—	7,265
Net income (loss)	(518)	—	(332)	332	(518)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(283)	—	(283)
Total other comprehensive income (loss)	—	—	(283)	—	(283)
Comprehensive income (loss)	$(518)	$—	$(615)	$332	$(801)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$158,406	$—	$11,654	$(2,428)	$167,632
Cost of sales	115,985	—	10,075	(2,428)	123,632
Gross profit	42,421	—	1,579	—	44,000
Equity in earnings (losses) of subsidiary	(416)	—	—	416	—
Selling, general and administrative expenses	27,072	—	1,959	—	29,031
Income (loss) from operations	14,933	—	(380)	416	14,969
Other expense:
Interest expense, net	12,868	—	49	—	12,917
Amortization of deferred financing costs	1,560	—	—	—	1,560
Other expense, net	25	—	(13)	—	12
Total other expense	14,453	—	36	—	14,489
Net income (loss)	480	—	(416)	416	480
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(507)	—	(507)
Total other comprehensive income (loss)	—	—	(507)	—	(507)
Comprehensive income (loss)	$480	$—	$(923)	$416	$(27)

For the Six Months Ended June 30, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$134,246	$—	$11,757	$(2,316)	$143,687
Cost of sales	97,414	—	10,221	(2,316)	105,319
Gross profit	36,832	—	1,536	—	38,368
Equity in earnings (losses) of subsidiary	(618)	—	—	618	—
Selling, general and administrative expenses	24,771	—	2,109	—	26,880
Income (loss) from operations	11,443	—	(573)	618	11,488
Other expense:
Interest expense, net	12,869	—	42	—	12,911
Amortization of deferred financing costs	1,560	—	—	—	1,560
Other expense, net	48	—	3	—	51
Total other expense	14,477	—	45	—	14,522
Net income (loss)	(3,034)	—	(618)	618	(3,034)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(60)	—	(60)
Total other comprehensive income (loss)	—	—	(60)	—	(60)
Comprehensive income (loss)	$(3,034)	$—	$(678)	$618	$(3,094)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$6,397	$—	$(105)	$—	$6,292
Cash flows provided by (used in) investing activities	(3,299)	—	(395)	(447)	(4,141)
Cash flows provided by (used in) financing activities	3	—	(447)	447	3
Effect of exchange rates on cash and cash equivalents	—	—	(39)	—	(39)
Net increase (decrease) in cash and cash equivalents	3,101	—	(986)	—	2,115
Cash and cash equivalents, beginning of period	21,818	—	1,201	—	23,019
Cash and cash equivalents, end of period	$24,919	$—	$215	$—	$25,134

For the Six Months Ended June 30, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$1,527	$—	$580	$—	$2,107
Cash flows provided by (used in) investing activities	(3,990)	—	(289)	542	(3,737)
Cash flows provided by (used in) financing activities	(12)	—	542	(542)	(12)
Effect of exchange rates on cash and cash equivalents	—	—	(27)	—	(27)
Net increase (decrease) in cash and cash equivalents	(2,475)	—	806	—	(1,669)
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185
Cash and cash equivalents, end of period	$21,830	$—	$686	$—	$22,516

(1)	Co-issuers
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements and Information

This report includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we and our partners operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We believe that these risks and uncertainties include, but are not limited to the following:

• the timing and extent of any recovery in the home improvement and home building industries;
• increasing interest rates and reduced availability of financing for home improvements;
• our dependence on senior management and key personnel;
• our inability to maintain strong brands or respond to changing customer preferences for cabinet designs and configurations;
• increased prices for raw materials or finished goods used in our products;
• increased energy costs;
• interruptions in deliveries of raw materials or finished goods;
• the potential risks and costs associated with international sourcing;
• any reduction in availability of mortgage financing;
• volatility or a reduction of liquidity in the financial markets;
• our inability to pass along the effects of inflation or increased costs to our customers;
• our inability to compete effectively in the highly fragmented and very competitive cabinet industry market;
• our inability to increase our manufacturing capacity and sales force to keep up with demand;
• increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers;
• potential product liability claims relating to products we manufacture or distribute;
• our ability to comply with government regulation and industry standards;
• our ability to adequately protect our intellectual property rights;
• the loss or deterioration of relationships with our sales representatives;
• disruptions in our relationships with any one of our key customers;
• the effects of a catastrophic loss of one of our key manufacturing facilities;
• a write-off of our goodwill and other intangibles;
• the consolidation of our dealers;
• the impact of future acquisitions on our business;
• the impact of third party liabilities or product warranty claims from operations that we may acquire in the future;
• our substantial indebtedness;
• our ability to incur additional indebtedness;
• our ability to generate sufficient cash to fund our indebtedness and run our business; and
• other risks and uncertainties inherent in our business.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this report speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.
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
We are a leading manufacturer of kitchen and bathroom cabinetry in the U.S. and Canada. We provide our customers with a single source for a broad range of high-quality cabinetry, including stock, semi-custom and custom cabinets manufactured in both framed and frameless, or full access construction. We market our products through seven main brands: Mid Continent Cabinetry®, Norcraft Cabinetry®, UltraCraft®, StarMark Cabinetry®, Fieldstone Cabinetry®, Brookwood Cabinetry® and Urban EffectsTM. With the exception of Norcraft Cabinetry, each of these brands represents a distinct line of cabinetry. The domestic brands have been in operation for over 25 years, with Mid Continent, our original brand, having been established in 1966. In 2008, our Winnipeg, Canada facility completed the transition to the production of cabinets for sale into the Canadian market under the Norcraft Canada and Urban Effects brands. We believe each brand is well recognized and highly respected throughout the industry for its attractive style, flexibility, quality and value.
During the three and six months ended June 30, 2013, we experienced modest sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies, but was generally consistent with the growth in our industry as a whole. But, with the competitiveness of the industry, we continued much of our ongoing discounting and sales promotions. We are currently carefully adjusting our pricing, promotional activities and costs, in part to offset possible price increases in raw materials, and expect future margins to gradually improve along with sales.
Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2%	73.0%	73.8%	73.3%
Gross profit	26.8%	27.0%	26.2%	26.7%
Selling, general and administrative expenses	16.8%	18.1%	17.3%	18.7%
Income from operations	10.0%	8.9%	8.9%	8.0%
Interest expense, net	7.2%	8.5%	7.7%	9.0%
Amortization of deferred financing costs	0.8%	1.1%	0.9%	1.1%
Net income (loss)	2.0%	(0.7)%	0.3%	(2.1)%

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Net Sales. Net sales increased by $14.4 million, or 19.1%, from $75.8 million for the three months ended June 30, 2012 to $90.2 million for the same period of 2013. The increase in sales was attributable to increases in sales in all of our divisions, with Mid Continent making up roughly half, StarMark making up over one-third, UltraCraft making up under a quarter and the Winnipeg, Canada facility showing a modest increase. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company’s market share. Net sales to our largest customer were greater during the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012.
Cost of Sales. Cost of sales increased by $10.6 million, or 19.3%, from $55.4 million for the three months ended June 30, 2012 to $66.0 million for same period of 2013. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the three months ended June 30, 2013. Cost of sales as a percentage of net sales increased from 73.0% for the three months ended June 30, 2012 to 73.2% for the same period of 2013.
Gross Profit. Gross profit increased by $3.8 million, or 18.5%, from $20.4 million for the three months ended June 30, 2012 to $24.2 million for the same period of 2013. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales decreased from 27.0% for the three months ended June 30, 2012 to 26.8% for the same period of 2013. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions done in response to the competitive conditions in our industry.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.4 million, or 10.8%, from $13.7 million for the three months ended June 30, 2012 to $15.1 million for the same period of 2013. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume, along with increased finance and administration expense to support the increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 18.1% for the three months ended June 30, 2012 to 16.8% for the same period of 2013.
Income from Operations. Income from operations increased by $2.4 million, or 34.2%, from $6.7 million for the three months ended June 30, 2012 compared to $9.1 million for the same period of 2013. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 8.9% for the three months ended June 30, 2012 to 10.0% for the same period of 2013.
Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses increased by $0.1 million, or 0.2%, from $7.2 million for the three months ended June 30, 2012 to $7.3 million for the same period of 2013. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 9.6% for the three months ended June 30, 2012 to 8.0% for the same period of 2013.
Net Income (Loss). Net income (loss) increased by $2.3 million from $0.5 million in loss for the three months ended June 30, 2012 compared to $1.8 million of income for the same period of 2013, for the reasons described above. Net income (loss) as a percentage of net sales improved from (0.7)% for the three months ended June 30, 2012 to 2.0% for the same period of 2013.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Net Sales. Net sales increased by $23.9 million, or 16.7%, from $143.7 million for the six months ended June 30, 2012 to $167.6 million for the same period of 2013. The increase in sales was attributable to increases in sales in nearly all of our divisions, with Mid Continent making up about half, StarMark making up over one-third, UltraCraft making up under a quarter and the Winnipeg, Canada facility showing a modest decline. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase the Company’s market share. Net sales to our largest customer were lower during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Cost of Sales. Cost of sales increased by $18.3 million, or 17.4%, from $105.3 million for the six months ended June 30, 2012 to $123.6 million for same period of 2013. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the six months ended June 30, 2013. Cost of sales as a percentage of net sales increased from 73.3% for the six months ended June 30, 2012 to 73.8% for the same period of 2013.
Gross Profit. Gross profit increased by $5.6 million, or 14.7%, from $38.4 million for the six months ended June 30, 2012 to $44.0 million for the same period of 2013. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales decreased from 26.7% for the six months ended June 30, 2012 to 26.2% for the same period of 2013. The decrease in gross profit as a percentage of net sales was primarily a result of discounting and other sales promotions done in response to the competitive conditions in our industry.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 8.0%, from $26.9 million for the six months ended June 30, 2012 to $29.0 million for the same period of 2013. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume, along with increased finance and administration expense to support the increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased from 18.7% for the six months ended June 30, 2012 to 17.3% for the same period of 2013.
Income from Operations. Income from operations increased by $3.5 million, or 30.3%, from $11.5 million for the six months ended June 30, 2012 compared to $15.0 million for the same period of 2013. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 8.0% for the six months ended June 30, 2012 to 8.9% for the same period of 2013.
Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses were flat at $14.5 million for the six months ended June 30, 2012 and 2013. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 10.1% for the six months ended June 30, 2012 to 8.6% for the same period of 2013.
Net Income (Loss). Net income (loss) increased by $3.5 million from $3.0 million in loss for the six months ended June 30, 2012 compared to $0.5 million of income for the same period of 2013, for the reasons described above. Net income (loss) as a percentage of net sales improved from (2.1)% for the six months ended June 30, 2012 to 0.3% for the same period of 2013.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.
Cash provided by operating activities was $6.3 million for the six months ended June 30, 2013, compared with $2.1 million for the same period of 2012, an increase in cash provided of $4.2 million. The increase in net income (loss) of $3.5 million for the six months ended June 30, 2013, as discussed above, and a change in operating assets and liabilities of $0.7 million accounted for the increase in cash provided.
Cash used in investing activities was $4.1 million for the six months ended June 30, 2013, compared with $3.7 million for the same period of 2012, an increase in cash used of $0.4 million. Capital expenditures were $2.1 million for the six months ended June 30, 2013, compared with $1.4 million for the same period of 2012, an increase of $0.7 million. Additions to display cabinets were $2.0 million for the six months ended June 30, 2013, compared with $2.3 million for the same period of 2012, a decrease of $0.3 million.
Cash used in financing activities was minimal for the six months ended June 30, 2013 and 2012.
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

Debt Structure
ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the "ABL facility") pursuant to a credit agreement dated as of December 9, 2009 (the "ABL credit agreement") by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and had a maturity date of December 9, 2013, which was subsequently amended in May 2011 to be September 15, 2015. As of June 30, 2013, the borrowing base was approximately $22.8 million.
The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the senior secured second lien notes and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of June 30, 2013, the Company was in compliance with these provisions.
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
As of June 30, 2013, there were no borrowings outstanding, approximately $4.5 million outstanding under a letter of credit and unused commitments of $18.3 million under the ABL facility. The Company has no undrawn letters of credit.
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
In May 2011, Norcraft and Norcraft Finance Corp. issued, on a joint and several basis, an additional $60.0 million aggregate principal amount of these senior secured second lien notes at a 1.04 premium, for total gross proceeds of $62.4 million. Proceeds from this issuance of the senior secured second lien notes were used to make a distribution to Holdings to allow Holdings to repurchase the remainder of its 9.75% senior discount notes due 2012 and to pay related transaction and financing costs.
Norcraft may redeem the senior secured second lien notes, in whole or in part, at a redemption price equal to 105.250% (or, during the twelve month period beginning December 15, 2013, 102.625%, or 100% during the period beginning December 15, 2014 and thereafter) of the principal amount thereof, plus accrued and unpaid interest.
If Norcraft experiences a change of control, Norcraft may be required to offer to purchase the senior secured second lien notes at a purchase price equal to 101% of the principal amount, plus accrued interest.
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft's ability to, among other things, incur additional indebtedness, pay dividends or make distributions or repurchase or redeem capital stock, issue stock of subsidiaries, make investments, sell assets, incur liens, enter into agreements restricting any subsidiary's ability to pay dividends, enter into sale-leaseback transactions, enter into transaction with affiliates and consolidate, merge or sell substantially all of the assets. The terms also include events of default (including cross-default provisions), which if any of them occurs, would permit or require the principal of and accrued interest on such senior secured second lien notes to become or to be declared due and payable. As of June 30, 2013, Norcraft was in compliance with these provisions.

The senior secured second lien notes are guaranteed, on a joint and several basis, by Norcraft Canada Corporation and all of Norcraft's current and future subsidiaries, subject to exceptions for foreign subsidiaries to the extent of adverse tax consequences, and is secured by a second priority security interest in substantially all of Norcraft's, Norcraft Finance Corp.'s and the guarantors' existing and future property and assets, including accounts receivable, inventory, equipment, general intangibles, intellectual property, investment property, other personal property, owned real property, cash and proceeds of the foregoing.
Off balance sheet arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, capital expenditures or capital resources that are material to investors.
Contractual Obligations
See PART II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Fiscal 2012 Annual Report on Form 10-K for the details of our contractual obligations. Under the terms of the indenture governing the senior secured second lien notes, we are subject to various negative covenants. Additionally, we have contractual obligations related to operating leases and management fees.
Taxes; Distributions to our Limited Partners
Holdings, our parent company, and Norcraft are limited partnerships intended to be treated as either partnerships or disregarded entities for U.S. federal income tax purposes. As such, income is allocated to (or treated as realized by, as applicable) the limited partners of Holdings for inclusion in their respective tax returns. Accordingly, no liability or provision for federal income taxes and deferred income taxes attributable to our operations are included in our financial statements. We are subject to various state and local taxes.
The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the six months ended June 30, 2013.
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
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At June 30, 2013, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 6% of our sales during the six months ended June 30, 2013 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
During the ordinary course of business, we have become and may in the future become subject to pending and threatened legal actions and proceedings. All of the current legal actions and proceedings that we are a party to are of an ordinary or routine nature incidental to our operations, the resolution of which should not have a material adverse effect on our financial condition, results of operations or cash flows. We are not currently a party to any material product liability claims. The majority of the pending legal proceedings involve claims for workers compensation, which are generally covered by insurance, but there can be no assurance that our insurance coverage will be adequate to cover any resulting liability.

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

NORCRAFT COMPANIES, L.P. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
President and Chief Executive Officer		Chief Financial Officer

Date:	August 14, 2013	Date:	August 14, 2013
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Accounting Officer