Form 10-Q
period 2013-09-30
NORCRAFT COMPANIES LP
filed 2013-10-21
CIK 1288248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 ________________________________
FORM 10-Q
________________________________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Norcraft Companies, L.P.

PART I. FINANCIAL INFORMATION

Item 1.

Norcraft Companies, L.P.
Consolidated Balance Sheets
(dollar amounts in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,205	$23,019
Trade accounts receivable, net	26,379	20,264
Inventories	23,647	19,760
Prepaid and other current assets	2,340	2,220
Total current assets	90,571	65,263
Non-current assets:
Property, plant and equipment, net	25,377	25,961
Goodwill	88,476	88,484
Intangible assets, net	64,458	70,148
Display cabinets, net	5,779	6,019
Other assets	68	268
Total non-current assets	184,158	190,880
Total assets	$274,729	$256,143
LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,274	$7,133
Accrued expenses	26,460	14,893
Total current liabilities	40,734	22,026
Non-current liabilities:
Long-term debt	240,000	240,000
Unamortized premium on bonds payable	97	127
Other liabilities	57	48
Total non-current liabilities	240,154	240,175
Total liabilities	280,888	262,201
Commitments and contingencies	—	—
Member’s equity (deficit):
Member’s equity (deficit)	(7,478)	(7,686)
Accumulated other comprehensive income	1,319	1,628
Total member’s equity (deficit)	(6,159)	(6,058)
Total liabilities and member’s equity (deficit)	$274,729	$256,143

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statements of Comprehensive Loss
(dollar amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$91,570	$73,863	$259,202	$217,550
Cost of sales	67,708	55,360	191,340	160,679
Gross profit	23,862	18,503	67,862	56,871
Selling, general and administrative expenses	16,844	13,849	45,875	40,729
Income from operations	7,018	4,654	21,987	16,142
Other expense:
Interest expense, net	6,478	6,461	19,395	19,372
Amortization of deferred financing costs	780	780	2,340	2,340
Other expense, net	17	10	29	61
Total other expense	7,275	7,251	21,764	21,773
Net income (loss)	(257)	(2,597)	223	(5,631)

Other comprehensive income (loss):
Foreign currency translation adjustment	198	500	(309)	440
Total other comprehensive income (loss)	198	500	(309)	440
Comprehensive loss	$(59)	$(2,097)	$(86)	$(5,191)

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Changes in Member’s Equity (Deficit)
(dollar amounts in thousands)
(unaudited)

	Member’s Equity (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Member’s Equity (Deficit)
Member's equity (deficit) at January 1, 2013	$(7,686)	$1,628	$(6,058)
Issuance of member’s interest	3	—	3
Stock compensation expense	12	—	12
Repurchase of member's interest	(30)	—	(30)
Comprehensive income (loss)	223	(309)	(86)
Member's equity (deficit) at September 30, 2013	$(7,478)	$1,319	$(6,159)

See notes to unaudited consolidated financial statements.

Norcraft Companies, L.P.
Consolidated Statement of Cash Flows
(dollar amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$223	$(5,631)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	3,302	3,562
Amortization:
Customer relationships	3,350	3,350
Deferred financing costs	2,340	2,340
Display cabinets	3,159	3,053
Discount amortization/accreted interest	(30)	(29)
Provision for uncollectible accounts receivable	75	186
Provision for obsolete and excess inventories	552	(47)
Provision for warranty claims	3,285	2,419
Stock compensation expense	12	141
Gain on disposal of assets	(2)	(3)
Change in operating assets and liabilities:
Trade accounts receivable	(6,279)	(3,766)
Inventories	(4,495)	(2,722)
Prepaid expenses	(55)	363
Other assets	198	268
Accounts payable and accrued expenses	15,484	6,796
Net cash provided by operating activities	21,119	10,280
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3	5
Purchase of property, plant and equipment	(2,894)	(2,387)
Additions to display cabinets	(2,919)	(3,399)
Net cash used in investing activities	(5,810)	(5,781)
Cash flows from financing activities:
Payment of financing costs	(67)	(3)
Proceeds from issuance of member interests	3	50
Repurchase of member's interests	(30)	—
Distributions to member	—	(10)
Net cash provided by (used in) financing activities	(94)	37
Effect of exchange rates on cash and cash equivalents	(29)	26
Net increase in cash and cash equivalents	15,186	4,562
Cash and cash equivalents, beginning of the period	23,019	24,185
Cash and cash equivalents, end of period	$38,205	$28,747
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,770	$12,776
Supplemental schedule of non-cash investing and financing activities:
Deferred costs associated with contemplated initial public offering	$927	$—

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
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the interim consolidated financial statements and accompanying notes included herein should be read in conjunction with the more detailed information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 include all normal recurring adjustments which management considers necessary for the fair presentation of financial position, results of operations and cash flows for the interim periods.

2.	Trade Accounts Receivable
Trade accounts receivable consists of the following:

	September 30, 2013	December 31, 2012
Trade accounts receivable	$27,046	$20,822
Less: allowance for uncollectible accounts	(667)	(558)
Trade accounts receivable, net	$26,379	$20,264

3.	Inventories
Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials and supplies	$14,091	$13,014
Work in process	2,920	2,382
Finished goods	6,636	4,364
Inventories	$23,647	$19,760

4.	Intangible Assets
Intangible assets consist of the following:

	September 30, 2013
		Subject to Amortization
	Not Subject to Amortization	Gross Carrying Amount	Accumulated Amortization	Total
Goodwill	$88,476			$88,476

Brand names	$35,100			$35,100
Customer relationships		$67,000	$(44,419)	22,581
Deferred financing costs		16,123	(9,346)	6,777
	$35,100	$83,123	$(53,765)	$64,458

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

There were no events or circumstances during the three and nine months ended September 30, 2013 to indicate that the assets, whether or not subject to amortization, should be evaluated for potential impairment. Under our accounting policy, the Company reviews intangible assets for impairment annually during the fourth quarter of each year or when events or circumstances indicate that potential impairment may exist.

5.	Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Salaries, wages and employee benefits	$9,906	$6,761
Commissions, rebates and marketing programs	3,501	2,893
Workers’ compensation	1,398	1,371
Interest	7,476	1,178
Other, including product warranty accruals	4,179	2,690
Accrued expenses	$26,460	$14,893

Product warranty accrual activity for the nine months ended is as follows:

	September 30, 2013	September 30, 2012
Beginning balance - December 31	$733	$732
Accruals for warranties	3,285	2,419
Claims paid	(3,100)	(2,339)
Ending balance - September 30	$918	$812

6.	Stock-Based Compensation
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
The fair value of the Class D units granted is based on the Black-Scholes option-pricing model. In accordance with Accounting Standards Codification (“ASC”) Topic 718, the Company is required to incorporate a volatility factor in the fair value calculation. The volatility factor is developed through the use of a sample of peer group companies consisting of publicly-traded companies that operate in the Company’s same industry. The Company granted no incentive Class D units during the three or nine months ended September 30, 2013.

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

Compensation expense related to Class D units was negligible for the three and nine months ended September 30, 2013 and $0.05 million and $0.14 million for the three and nine months ended September 30, 2012, respectively. Because individuals receiving these Class D unit awards are employees of Norcraft, the compensation expense is recorded at the Norcraft level.
A summary of Class D Unit activity under the Plan is as follows:

	Nine Months Ended
	September 30, 2013
	Units	Weighted- Average Exercise Price
Beginning balance	6,961,577	$0.26
Granted	—	—
Exercised	(108,333)	$0.35
Forfeited/expired	(16,667)	$0.39
Ending balance	6,836,577	$0.26
Exercisable	6,776,577	$0.26

The intrinsic values of the issued Class D units and exercisable Class D units at September 30, 2013 were each $2.5 million.
The Plan will terminate in December 2015.

7.	Long-Term Debt
Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Senior secured second lien notes payable (due in 2015 with semi-annual interest payments at 10.5%)	$240,000	$240,000
Long term debt	$240,000	$240,000

ABL Facility
In December 2009, in connection with the issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the “ABL Facility”) pursuant to a credit agreement dated as of December 9, 2009 (the “ABL Credit Agreement”) by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL Facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and had a maturity date of December 9, 2013, which was subsequently amended in May 2011 to be September 15, 2015. As of September 30, 2013, the borrowing base was approximately $21.8 million.
The ABL Credit Agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P., which is the immediate parent of Norcraft, and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing the Company’s equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the senior secured second lien notes and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of September 30, 2013, the Company was in compliance with these provisions.

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
As of September 30, 2013, there were no borrowings outstanding, approximately $4.5 million outstanding under a letter of credit and unused commitments of $20.5 million under the ABL Facility. The total availability under the ABL Facility as of September 30, 2013 was approximately $17.3 million. The Company has no undrawn letters of credit.
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
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft’s ability to, among other things, incur additional indebtedness, pay dividends or make distributions or repurchase or redeem capital stock, issue stock of subsidiaries, make investments, sell asset, incur liens, enter into agreements restricting any subsidiary's ability to pay dividends, enter into sale-leaseback transactions, enter into transaction with affiliates and consolidate, merge or sell substantially all of the assets. The terms also include events of default (including cross-default provisions) which if any of them occurs, would permit or require the principal of and accrued interest on such senior secured second lien notes to become or to be declared due and payable. As of September 30, 2013, Norcraft was in compliance with these provisions.
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

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

The following represents certain condensed consolidating financial information as of September 30, 2013 and December 31, 2012 and for the periods ended September 30, 2013 and 2012 for Norcraft as co-issuer and for Norcraft Finance Corp. as co-issuer and Norcraft Canada Corporation, both wholly-owned subsidiaries of Norcraft, which fully and unconditionally guarantees the senior secured second lien notes.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$85,090	$—	$5,481	$—	$90,571
Property, plant & equipment, net	19,906	—	5,471	—	25,377
Investments in subsidiary	(2,394)	—	—	2,394	—
Other assets	170,189	—	303	(11,711)	158,781
Total assets	$272,791	$—	$11,255	$(9,317)	$274,729
Current liabilities	$38,796	$—	$1,938	$—	$40,734
Long-term debt	240,000	—	11,711	(11,711)	240,000
Unamortized premium on bonds payable	97	—	—	—	97
Other liabilities	57	—	—	—	57
Member’s equity (deficit)	(6,159)	—	(2,394)	2,394	(6,159)
Total liabilities & member’s equity (deficit)	$272,791	$—	$11,255	$(9,317)	$274,729

As of December 31, 2012
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Current assets	$59,430	$—	$5,833	$—	$65,263
Property, plant & equipment, net	20,032	—	5,929	—	25,961
Investments in subsidiary	(1,805)	—	—	1,805	—
Other assets	176,914	—	300	(12,295)	164,919
Total assets	$254,571	$—	$12,062	$(10,490)	$256,143
Current liabilities	$20,454	$—	$1,572	$—	$22,026
Long-term debt	240,000	—	12,295	(12,295)	240,000
Unamortized premium on bonds payable	127	—	—	—	127
Other liabilities	48	—	—	—	48
Member’s equity (deficit)	(6,058)	—	(1,805)	1,805	(6,058)
Total liabilities & member’s equity (deficit)	$254,571	$—	$12,062	$(10,490)	$256,143

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$86,591	$—	$6,515	$(1,536)	$91,570
Cost of sales	63,871	—	5,373	(1,536)	67,708
Gross profit	22,720	—	1,142	—	23,862
Equity in earnings (losses) of subsidiary	136	—	—	(136)	—
Selling, general and administrative expenses	15,875	—	969	—	16,844
Income (loss) from operations	6,981	—	173	(136)	7,018
Other expense:
Interest expense, net	6,447	—	31	—	6,478
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	11	—	6	—	17
Total other expense	7,238	—	37	—	7,275
Net income (loss)	(257)	—	136	(136)	(257)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	198	—	198
Total other comprehensive income (loss)	—	—	198	—	198
Comprehensive income (loss)	$(257)	$—	$334	$(136)	$(59)

For the Three Months Ended September 30, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$68,763	$—	$6,485	$(1,385)	$73,863
Cost of sales	51,193	—	5,552	(1,385)	55,360
Gross profit	17,570	—	933	—	18,503
Equity in earnings (losses) of subsidiary	(177)	—	—	177	—
Selling, general and administrative expenses	12,773	—	1,076	—	13,849
Income (loss) from operations	4,620	—	(143)	177	4,654
Other expense:
Interest expense, net	6,432	—	29	—	6,461
Amortization of deferred financing costs	780	—	—	—	780
Other expense, net	5	—	5	—	10
Total other expense	7,217	—	34	—	7,251
Net income (loss)	(2,597)	—	(177)	177	(2,597)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	500	—	500
Total other comprehensive income (loss)	—	—	500	—	500
Comprehensive income (loss)	$(2,597)	$—	$323	$177	$(2,097)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$245,049	$—	$18,169	$(4,016)	$259,202
Cost of sales	179,908	—	15,448	(4,016)	191,340
Gross profit	65,141	—	2,721	—	67,862
Equity in earnings (losses) of subsidiary	(280)	—	—	280	—
Selling, general and administrative expenses	42,947	—	2,928	—	45,875
Income (loss) from operations	21,914	—	(207)	280	21,987
Other expense:
Interest expense, net	19,315	—	80	—	19,395
Amortization of deferred financing costs	2,340	—	—	—	2,340
Other expense, net	36	—	(7)	—	29
Total other expense	21,691	—	73	—	21,764
Net income (loss)	223	—	(280)	280	223
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	(309)	—	(309)
Total other comprehensive income (loss)	—	—	(309)	—	(309)
Comprehensive income (loss)	$223	$—	$(589)	$280	$(86)

For the Nine Months Ended September 30, 2012 (unaudited)
	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Net sales	$203,009	$—	$18,242	$(3,701)	$217,550
Cost of sales	148,607	—	15,773	(3,701)	160,679
Gross profit	54,402	—	2,469	—	56,871
Equity in earnings (losses) of subsidiary	(795)	—	—	795	—
Selling, general and administrative expenses	37,544	—	3,185	—	40,729
Income (loss) from operations	16,063	—	(716)	795	16,142
Other expense:
Interest expense, net	19,301	—	71	—	19,372
Amortization of deferred financing costs	2,340	—	—	—	2,340
Other expense, net	53	—	8	—	61
Total other expense	21,694	—	79	—	21,773
Net income (loss)	(5,631)	—	(795)	795	(5,631)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	440	—	440
Total other comprehensive income (loss)	—	—	440	—	440
Comprehensive income (loss)	$(5,631)	$—	$(355)	$795	$(5,191)

(1)	Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$20,927	$—	$192	$—	$21,119
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3	—	—	—	3
Purchase of property, plant and equipment	(2,371)	—	(523)	—	(2,894)
Additions to display cabinets	(2,902)	—	(17)	—	(2,919)
Intercompany borrowings	584	—	—	(584)	—
Net cash provided by (used in) investing activities	(4,686)	—	(540)	(584)	(5,810)
Cash flows from financing activities:
Payment of financing costs	(67)	—	—	—	(67)
Proceeds from issuance of member interests	3	—	—	—	3
Repurchase of member's interests	(30)	—	—	—	(30)
Intercompany borrowings	—	—	(584)	584	—
Net cash provided by (used in) financing activities	(94)	—	(584)	584	(94)
Effect of exchange rates on cash and cash equivalents	—	—	(29)	—	(29)
Net increase (decrease) in cash and cash equivalents	16,147	—	(961)	—	15,186
Cash and cash equivalents, beginning of period	21,818	—	1,201	—	23,019
Cash and cash equivalents, end of period	$37,965	$—	$240	$—	$38,205
(1) Co-issuers

Norcraft Companies, L.P.
Notes to Consolidated Financial Statements
(dollar amounts in thousands)
(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012 (unaudited)

	Norcraft Companies, L.P. (1)	Norcraft Finance Corp. (1)	Norcraft Canada	Eliminations	Consolidated Norcraft Companies, L.P.
Cash flows provided by (used in) operating activities	$9,585	$—	$695	$—	$10,280
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	5	—	5
Purchase of property, plant and equipment	(1,839)	—	(548)	—	(2,387)
Additions to display cabinets	(3,399)	—	—	—	(3,399)
Intercompany borrowings	(631)	—	—	631	—
Net cash provided by (used in) investing activities	(5,869)	—	(543)	631	(5,781)
Cash flows from financing activities:
Payment of financing costs	(3)	—	—	—	(3)
Proceeds from issuance of member interests	50	—	—	—	50
Distributions to member	(10)	—	—	—	(10)
Intercompany borrowings	—	—	631	(631)	—
Net cash provided by (used in) financing activities	37	—	631	(631)	37
Effect of exchange rates on cash and cash equivalents	—	—	26	—	26
Net increase (decrease) in cash and cash equivalents	3,753	—	809	—	4,562
Cash and cash equivalents, beginning of period	24,305	—	(120)	—	24,185
Cash and cash equivalents, end of period	$28,058	$—	$689	$—	$28,747

(1)	Co-issuers
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
During the three and nine months ended September 30, 2013, we experienced significant sales growth. This sales growth varied significantly from division to division within the Company, depending on exposure to certain customers, channels and geographies, but was generally consistent with the growth in our industry as a whole. But, with the competitiveness of the industry, we continued much of our ongoing discounting and sales promotions. We are currently carefully adjusting our pricing and promotional activities, in part to offset price increases in raw materials.

Results of Operations
The following table outlines for the periods indicated, selected operating data as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.9%	75.0%	73.8%	73.9%
Gross profit	26.1%	25.0%	26.2%	26.1%
Selling, general and administrative expenses	18.4%	18.7%	17.7%	18.7%
Income from operations	7.7%	6.3%	8.5%	7.4%
Interest expense, net	7.1%	8.7%	7.5%	8.9%
Amortization of deferred financing costs	0.9%	1.1%	0.9%	1.1%
Net income (loss)	(0.3)%	(3.5)%	0.1%	(2.6)%

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Net Sales. Net sales increased by $17.7 million, or 24.0%, from $73.9 million for the three months ended September 30, 2012 to $91.6 million for the same period of 2013. The increase in sales was attributable to increases in sales in all of our divisions, with Mid Continent making up roughly half, StarMark making up over one-third, UltraCraft making up under a quarter and the Winnipeg, Canada facility showing a modest increase. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $12.3 million, or 22.3%, from $55.4 million for the three months ended September 30, 2012 to $67.7 million for same period of 2013. The increase was primarily attributable to the increased sales volume. Cost of sales as a percentage of net sales decreased from 75.0% for the three months ended September 30, 2012 to 73.9% for the same period of 2013.
Gross Profit. Gross profit increased by $5.4 million, or 29.0%, from $18.5 million for the three months ended September 30, 2012 to $23.9 million for the same period of 2013. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 25.0% for the three months ended September 30, 2012 to 26.1% for the same period of 2013. Approximately 80% of the increase in gross profit as a percentage of net sales was the result of labor efficiencies associated with increased production. Also, we experienced price increases on some of the material inputs used in our products, but this was largely offset by leverage of fixed manufacturing costs. The remainder of the increase in gross profit as a percentage of net sales was from a decrease in freight costs.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed amount our divisions, causing margins to diverge. Gross profit as a percentage of net sales increased at our Mid Continent, Ultracraft and Urban Effects divisions during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. As discussed above, this was primarily the result of labor efficiencies associated with increased production. Gross profit as a percentage of net sales decreased at our Starmark division during these same periods. This was primarily the result of price increases on some of the material inputs used in our products. Gross profit as a percentage of net sales for our divisions converged during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.1 million, or 21.6%, from $13.8 million for the three months ended September 30, 2012 to $16.9 million for the same period of 2013. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume, along with increased finance and administration expense to support the increased sales volume and $1.1 million in professional fees related to the corporate restructuring done in preparation for our recently announced initial public offering. Selling, general and administrative expenses as a percentage of net sales decreased from 18.7% for the three months ended September 30, 2012 to 18.4% for the same period of 2013.

Income from Operations. Income from operations increased by $2.3 million, or 50.8%, from $4.7 million for the three months ended September 30, 2012 compared to $7.0 million for the same period of 2013. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 6.3% for the three months ended September 30, 2012 to 7.7% for the same period of 2013.
Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses were flat at $7.3 million for the three months ended September 30, 2012 and 2013. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 9.8% for the three months ended September 30, 2012 to 8.0% for the same period of 2013.
Net Income (Loss). Net income (loss) improved by $2.3 million from $2.6 million in loss for the three months ended September 30, 2012 compared to $0.3 million of loss for the same period of 2013, for the reasons described above. Net income (loss) as a percentage of net sales improved from (3.5)% for the three months ended September 30, 2012 to (0.3)% for the same period of 2013.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Net Sales. Net sales increased by $41.6 million, or 19.1%, from $217.6 million for the nine months ended September 30, 2012 to $259.2 million for the same period of 2013. The increase in sales was attributable to increases in sales in nearly all of our divisions, with Mid Continent making up about half, StarMark making up over one-third, UltraCraft making up under a quarter and the Winnipeg, Canada facility showing a modest decline. The overall increase in sales was generally driven by industry growth. Additionally, we believe we continue to increase our sales as a result of our differentiated products across various price points, on-time delivery and high level of customer service. We also believe our promotional sales programs, which consist of discounts, rebates and spiffs, contributed to our increased sales during the period.
Cost of Sales. Cost of sales increased by $30.6 million, or 19.1%, from $160.7 million for the nine months ended September 30, 2012 to $191.3 million for same period of 2013. The increase was primarily attributable to the increased sales volume along with aggressive sales incentives for the nine months ended September 30, 2013. Cost of sales as a percentage of net sales decreased from 73.9% for the nine months ended September 30, 2012 to 73.8% for the same period of 2013.
Gross Profit. Gross profit increased by $11.0 million, or 19.3%, from $56.9 million for the nine months ended September 30, 2012 to $67.9 million for the same period of 2013. The increase in gross profit was due to the increased net sales described above. Gross profit as a percentage of net sales increased from 26.1% for the nine months ended September 30, 2012 to 26.2% for the same period of 2013. We experienced moderate price increases on some of the material inputs used in our products during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. These increases were largely offset by smaller factors that helped improve gross margin as a percentage of net sales, including the leverage of fixed manufacturing costs, lower freight costs, and labor efficiencies associated with increased production.
The timing and severity of the impact of the housing recession in 2007 through 2011 differed among our divisions, causing gross margins to diverge. Gross profit as a percentage of net sales decreased at our Mid Continent and StarMark divisions during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. As discussed above, this was primarily the result of discounting and other sales promotions in response to the competitive conditions in our industry. Gross profit as a percentage of net sales at our Ultracraft and Urban Effects divisions increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Because Ultracraft is one of our smaller divisions, the sales increases that were driven by industry growth resulted in a larger effect on the leverage of fixed costs. Gross profit as a percentage of net sales for our divisions converged during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, a trend we expect to continue as our business continues to recover from the housing recession.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.2 million, or 12.6%, from $40.7 million for the nine months ended September 30, 2012 to $45.9 million for the same period of 2013. Selling, general and administrative expenses were greater than the prior-year period because of increased sales and marketing expense to generate new customers, market our new products and support our increased sales volume, along with increased finance and administration expense to support the increased sales volume and $1.1 million in professional fees related to the corporate restructuring done in preparation for our recently announced initial public offering. Selling, general and administrative expenses as a percentage of net sales decreased from 18.7% for the nine months ended September 30, 2012 to 17.7% for the same period of 2013.

Income from Operations. Income from operations increased by $5.8 million, or 36.2%, from $16.2 million for the nine months ended September 30, 2012 compared to $22.0 million for the same period of 2013. The increase in income from operations was a result of the factors described above. Income from operations as a percentage of net sales increased from 7.4% for the nine months ended September 30, 2012 to 8.5% for the same period of 2013.
Interest, Amortization of Deferred Financing Fees and Other Expenses. Interest, amortization of deferred financing fees and other expenses were flat at $21.8 million for the nine months ended September 30, 2012 and 2013. Interest, amortization of deferred financing fees and other expenses as a percentage of net sales decreased from 10.0% for the nine months ended September 30, 2012 to 8.4% for the same period of 2013.
Net Income (Loss). Net income (loss) improved by $5.8 million from $5.6 million in loss for the nine months ended September 30, 2012 compared to $0.2 million of income for the same period of 2013, for the reasons described above. Net income (loss) as a percentage of net sales improved from (2.6)% for the nine months ended September 30, 2012 to 0.1% for the same period of 2013.

Liquidity and Capital Resources
Cash Flows
Our primary cash needs are working capital, capital expenditures, display cabinets, member’s tax distributions and debt service. We finance these cash requirements through internally-generated cash flow and, if necessary, funds borrowed under credit facilities.
Cash provided by operating activities was $21.1 million for the nine months ended September 30, 2013, compared with $10.3 million for the same period of 2012, an increase in cash provided of $10.8 million. The increase in net income (loss) of $5.8 million for the nine months ended September 30, 2013, as discussed above, and a change in operating assets and liabilities of $3.9 million accounted for the majority of the increase in cash provided.
Cash used in investing activities was $5.8 million for the nine months ended September 30, 2013 and 2012. Capital expenditures were $2.9 million for the nine months ended September 30, 2013, compared with $2.4 million for the same period of 2012, an increase of $0.5 million. Additions to display cabinets were $2.9 million for the nine months ended September 30, 2013, compared with $3.4 million for the same period of 2012, a decrease of $0.5 million.
Cash used in financing activities was minimal for the nine months ended September 30, 2013 and 2012.
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

Debt Structure
ABL Facility. In December 2009, in connection with issuance of the senior secured second lien notes, Norcraft entered into a senior secured first-lien asset-based revolving credit facility (the "ABL facility") pursuant to a credit agreement dated as of December 9, 2009 (the "ABL credit agreement") by and among Norcraft, as borrower, Norcraft Intermediate Holdings, L.P. and other guarantors party thereto, as guarantors, the lenders party thereto and UBS Securities LLC, as arranger, bookmanager, documentation agent and syndication agent, and UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent and UBS Loan Finance LLC, as swingline lender. The ABL facility provides for aggregate commitments of up to $25.0 million, including a letter of credit sub-facility and a swingline loan sub-facility, subject to a borrowing base and had a maturity date of December 9, 2013, which was subsequently amended in May 2011 to be September 15, 2015. As of September 30, 2013, the borrowing base was approximately $21.8 million.
The ABL credit agreement contains negative covenants that restrict or limit the ability of Norcraft Intermediate Holdings, L.P. and its subsidiaries from, among other things, (a) selling assets, (b) altering the business, (c) engaging in mergers, acquisitions and other business combinations, (d) declaring dividends or redeeming or repurchasing our equity interests, (e) incurring additional debt or guarantees, (f) making loans and investments, (g) incurring liens, (h) entering into transactions with affiliates, (i) engaging in sale and leaseback transactions, (j) prepaying the senior secured second lien notes and any subordinated debt and (k) modifying or waiving certain material agreements and organizational documents. As of September 30, 2013, the Company was in compliance with these provisions.
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
As of September 30, 2013, there were no borrowings outstanding, approximately $4.5 million outstanding under a letter of credit and unused commitments of $20.5 million under the ABL facility. The total availability under the ABL Facility as of September 30, 2013 was approximately $17.3 million. The Company has no undrawn letters of credit.
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
Additionally, the terms of the indenture governing the senior secured second lien notes limit Norcraft's ability to, among other things, incur additional indebtedness, pay dividends or make distributions or repurchase or redeem capital stock, issue stock of subsidiaries, make investments, sell assets, incur liens, enter into agreements restricting any subsidiary's ability to pay dividends, enter into sale-leaseback transactions, enter into transaction with affiliates and consolidate, merge or sell substantially all of the assets. The terms also include events of default (including cross-default provisions), which if any of them occurs, would permit or require the principal of and accrued interest on such senior secured second lien notes to become or to be declared due and payable. As of September 30, 2013, Norcraft was in compliance with these provisions.

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
The indenture governing our senior secured second lien notes significantly restricts Norcraft and its subsidiaries from paying dividends and otherwise transferring assets to Holdings. Norcraft expects to make regular distributions to Holdings, subject to certain limitations, to permit Holdings to make further distributions to its equity holders to pay taxes on our net income allocated to them. There were no tax distributions for the nine months ended September 30, 2013.
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
Variable Interest Rates
Our earnings could be affected by changes in interest rates due to the impact those changes would have on interest expense from variable rate debt instruments and on interest income generated from our cash and investment balances. At September 30, 2013, we had no borrowings on our variable rate ABL facility; however future earnings could be affected by changes in interest rates.

Foreign Currency
We have minimal exposure to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition. Our largest exposure comes from the Canadian dollar, where approximately 7% of our sales during the nine months ended September 30, 2013 were derived from Norcraft Canada and our revenues from such sales were denominated in Canadian dollars.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

NORCRAFT COMPANIES, L.P. (Registrant)

/s/ Mark Buller		/s/ Leigh Ginter
Mark Buller		Leigh Ginter
President and Chief Executive Officer		Chief Financial Officer

Date:	October 21, 2013	Date:	October 21, 2013
Signing on behalf of the Registrant and as Principal Executive Officer		Signing on behalf of the Registrant and as Principal Accounting Officer